Form 10-K
period 2014-12-31
Dermira, Inc.
filed 2015-03-25
CIK 1557883

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36668

DERMIRA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3267680 (I.R.S. Employer Identification No.)

275 Middlefield Road, Suite 150
Menlo Park, CA 94025
(Address of principal executive offices) (Zip Code)

(650) 421-7200
(Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the Registrant was a privately-held company and there was no established public market for the Registrant's Common Stock. The Registrant's Common Stock began trading on the NASDAQ Global Select Market on October 3, 2014. The aggregate market value of Common Stock held by non-affiliates of the Registrant computed by reference to the closing price of the Registrant's Common Stock on October 3, 2014 of $15.55 was approximately $80.5 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

           As of March 19, 2014, the number of outstanding shares of the Registrant's common stock, par value $0.001 per share, was 24,670,911.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain sections of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Dermira, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

        Unless the context indicates otherwise, as used in this report, the terms "Company," "Dermira," "Registrant," "we," "us" and "our" refer to Dermira, Inc., a Delaware corporation, and its sole subsidiary taken as a whole.

        We have registered the trademark "Dermira" in Australia, the European Union, Japan, Switzerland and the United States, and have a trademark application for the trademark "Dermira" pending with the Canadian Intellectual Property Office. The Dermira logo and all product names are our common law trademarks. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future consolidated results of operations and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words, such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "potential," "seek," "expect," "goal" or the negative or plural of these words or similar expressions.

        These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1.    BUSINESS

Overview

        We are a specialty biopharmaceutical company focused on bringing innovative and differentiated products to dermatologists and their patients. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our strategy is to leverage this experience to in-license, acquire, develop and commercialize products that we believe can be successful in the dermatology marketplace. Our portfolio of five product candidates targets significant market opportunities and includes three late-stage product candidates, Cimzia (certolizumab pegol), which we are developing in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe plaque psoriasis, DRM04, which we are developing for the treatment of hyperhidrosis, or excessive sweating, and DRM01, which we are developing for the treatment of acne.

        We currently focus on medical dermatology, a field that concentrates on therapeutic solutions to treat skin conditions, such as psoriasis, hyperhidrosis and acne. These diseases impact millions of people worldwide and can have significant, multidimensional effects on patients' quality of life, including their physical, functional and emotional well-being. According to multiple published studies, patients report that medical dermatology conditions affect quality of life in ways comparable to other serious diseases, such as cancer, heart disease, diabetes, epilepsy, asthma and arthritis.

        Since our founding in 2010, we have executed three transactions resulting in a portfolio of five product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC and Stiefel Laboratories, Inc., a GSK Company, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

        Our three late-stage product candidates are:

  •
  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. Biologic TNF inhibitors are a class of pharmaceutical products that are manufactured by biological processes and exert their effect by inhibiting TNF, a naturally occurring molecule that plays an important role in promoting inflammation within the body, including in patients with psoriasis. We have entered into an agreement to collaborate with UCB to develop Cimzia for the treatment of moderate-to-severe plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. Based on the results of two Phase 2 clinical trials conducted by UCB and our end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, we and UCB commenced a Phase 3 clinical program for Cimzia in moderate-to-severe plaque psoriasis in December 2014. We expect topline results from this program in 2017.

  •
  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of hyperhidrosis. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a molecule that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. DRM04, a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications, is designed to inhibit sweat production by blocking the activation of sweat glands. Based on the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients, we intend to commence a Phase 3 clinical program in patients with primary axillary, or underarm, hyperhidrosis in the second half of 2015, subject to an end-of-Phase 2 meeting with the FDA.

  •
  DRM01, a novel, topical, small-molecule sebum inhibitor we are developing for the treatment of acne. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne that is not addressed by available topical therapies. DRM01 is designed to exert its effect by inhibiting acetyl coenzyme-A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids. Based on the results of a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, we intend to commence a Phase 2b clinical program in the first half of 2015.

        In addition, we have two early-stage programs in preclinical development:

  •
  DRM02, a novel, topical, small-molecule inhibitor of phosphodiesterase-4, or PDE4, for the treatment of inflammatory skin diseases; and

  •
  DRM05, a novel, topical photodynamic therapy, or PDT, for the treatment of acne.

Our Strategy

        Our strategy is to in-license, acquire, develop and commercialize innovative and differentiated products that we believe can be successful in the dermatology marketplace. The key components of our strategy are to:

  •
  Rapidly Develop Our Late-Stage Product Candidates.  We commenced our Phase 3 clinical program for Cimzia within ten months of establishing our collaboration with UCB, produced positive Phase 2b clinical trial results within nine months of initiating our first clinical trial of DRM04 and produced positive Phase 2a clinical trial results within one year of initiating our first clinical trial of DRM01. We believe that our team's expertise in designing and executing product development programs in dermatology, combined with the relative efficiencies of dermatology product development, will enable us to rapidly develop our late-stage product candidates.

  •
  Efficiently Establish Proof-of-Concept for Our Early-Stage Product Candidates and Advance Promising Product Candidates into Late-Stage Development.  In developing our early-stage product candidates, we focus on translating advances in the understanding of skin disease biology into innovative solutions for unmet needs in dermatology. We seek to rapidly and efficiently establish proof-of-concept for these product candidates. Using this approach, our experienced management team is able to efficiently determine whether and how to advance product candidates into the next stages of development, which we believe increases our ability to direct resources to promising programs and enhances our likelihood of successfully developing and commercializing our product candidates.

  •
  In-License and Acquire New Product Candidates and, Potentially, Commercial-Stage Products.  Since our founding in 2010, we have executed three transactions resulting in a portfolio of five product candidates. We intend to continue to identify, evaluate, in-license and acquire product candidates from a number of sources by leveraging the insights, network and experience of our management team. Our objective is to maintain a well-balanced portfolio by in-licensing or acquiring additional product candidates across various stages of development. We may also seek to in-license and acquire dermatology products that have received regulatory approval for marketing in order to accelerate our entry into the market or expand the portfolio of products we can market to dermatologists.

  •
  Build a Specialized Sales and Marketing Organization of Highly Experienced Professionals Who Can Effectively Communicate the Benefits of Our Approved Products and Support Dermatologists and Their Patients.  We believe that we can compete effectively in the dermatology market by having a specialized sales and marketing organization focused solely on dermatologists and their patients. To commercialize any approved products we may successfully develop or acquire, we intend to build a specialized sales and marketing organization that will provide high levels of customer support and scientific expertise to dermatologists and their patients.

  •
  Maximize the Value of Our Portfolio by Commercializing Our Approved Products Ourselves Where We Can Effectively Do So and Partnering with Other Companies to Help Us Reach New Markets.  We currently hold worldwide rights to all of our product candidates with the exception of Cimzia. We currently plan to commercialize our approved products in the United States and Canada by deploying a specialized sales force targeting dermatologists in these countries. We may partner with third parties to help us reach other geographic markets or medical specialties. We have an exclusive license to market Cimzia to dermatologists in the United States and Canada following regulatory approval of Cimzia for the treatment of psoriasis in these countries. We plan to leverage the infrastructure of our partner, UCB, to support our marketing of Cimzia in the United States and Canada.

  •
  Continue to Build a Team of Committed, Experienced Employees and Leverage Our Relationships with Members of the Dermatology Community.  We believe that the field of dermatology offers an exceptional opportunity to build relationships with opinion leaders, advocacy groups and medical practitioners. We believe that consolidation in the dermatology industry has resulted in an enhanced opportunity for a dermatology-focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced employees who can make significant contributions to our company.

Our Product Candidates

        Our portfolio of product candidates is summarized in the following figure:

Cimzia

Overview

        Cimzia is our late-stage product candidate for the treatment of moderate-to-severe plaque psoriasis. Cimzia is an injectable biologic TNF inhibitor that was launched by UCB in 2008 and has been used in tens of thousands of patients. It is approved for numerous indications spanning multiple medical specialties in multiple countries, including the United States. In 2014, Cimzia generated worldwide sales of over $1.0 billion, an increase of 34% compared to 2013. In March 2014, we entered into an agreement to collaborate with UCB to develop Cimzia for the treatment of moderate-to-severe plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval for marketing of the psoriasis indication, to market Cimzia to dermatologists in the United States and Canada.

        Moderate-to-severe plaque psoriasis is a chronic, inflammatory skin disease characterized by excessive growth of certain skin cells and a wide range of symptoms, including redness, scaling, itching and burning. According to Decision Resources, the diagnosed prevalence of psoriasis in the United States was approximately 9.3 million people, or approximately 2.8% of the population, in 2012. Approximately 80% of psoriasis patients have plaque psoriasis, and approximately 20% of plaque psoriasis patients have moderate-to-severe disease. The symptoms of psoriasis are not limited to the skin, and evidence increasingly suggests that skin symptoms of psoriasis are a dermal manifestation of a systemic autoimmune disorder. As a result, there is increasing interest in treating psoriasis with products that can address the systemic manifestations of the disease.

        The treatment of moderate-to-severe plaque psoriasis has been transformed by the introduction of biologic TNF inhibitors over the past decade. TNF is a naturally occurring molecule that promotes inflammation in the body. In psoriasis and many other inflammatory diseases, such as rheumatoid arthritis and psoriatic arthritis, TNF promotes inflammation in certain areas of the body that leads to clinical manifestations of the disease, such as excessive growth of skin cells in psoriasis, damage to joint tissue in rheumatoid arthritis and both of these manifestations in psoriatic arthritis. Consistent with its role in a number of inflammatory conditions that involve organs other than the skin, it is thought that TNF may play a role in comorbidities of psoriasis that are associated with inflammatory etiology, such as joint disease and cardiovascular disease. TNF inhibitors treat psoriasis and other inflammatory conditions by binding to and suppressing the biological activity of TNF. In psoriasis and many other inflammatory diseases, TNF inhibitors offer improved efficacy over traditional systemic therapies that have more frequent side effects and require more intensive monitoring. In 2012, of the $3.6 billion in U.S. sales of psoriasis prescriptions, $2.9 billion were from biologic therapies and $2.3 billion were from biologic TNF inhibitors alone.

        Based on the results of two Phase 2 clinical trials conducted by UCB and our end-of-Phase 2 meeting with the FDA, we and UCB commenced a Phase 3 clinical program for Cimzia in moderate-to-severe plaque psoriasis in December 2014. We expect topline results from this program in 2017. If the results of the Phase 3 clinical trials are positive, we plan to work with UCB to secure approval of Cimzia for the treatment of moderate-to-severe plaque psoriasis and market the product to dermatologists in the United States and Canada.

Clinical Development

        Phase 2 Clinical Trials.    In addition to a number of studies in other indications, UCB conducted two Phase 2 clinical trials evaluating Cimzia in adults with moderate-to-severe plaque psoriasis. The first Phase 2 clinical trial demonstrated that Cimzia improved the signs and symptoms of psoriasis, with up to 82.8% of patients achieving an improvement of at least 75% in the clinical grading scale called the Psoriasis Area and Severity Index, or PASI 75 response, the endpoint most widely used to measure treatment success in clinical psoriasis trials. The second Phase 2 clinical trial demonstrated that patients who relapsed after withdrawal of Cimzia therapy achieved a similar response after subsequent treatment with Cimzia.

        The first Phase 2 clinical trial was a multi-center, double-blind, placebo-controlled study in which 176 patients were randomized to receive 12 weeks of therapy in accordance with one of three regimens:

(1) an initial loading dose of 400 milligrams, or mg, of Cimzia, followed by Cimzia at a dose of 200 mg once every two weeks, or q2w, or Cimzia 200 mg; (2) Cimzia at a dose of 400 mg q2w, or Cimzia 400 mg; or (3) placebo. At the end of the 12-week treatment period, patients entered a follow-up period of 12 to 24 weeks. The co-primary efficacy endpoints were the proportion of patients achieving a PASI 75 response and the proportion of patients achieving a score representing "clear" or "almost clear" skin, as assessed by the investigator on a six-point scale called the Physician's Global Assessment, or PGA, 12 weeks after the start of therapy.

        As shown in the charts below, both Cimzia dosing regimens demonstrated meaningful and statistically significant improvements relative to placebo for both co-primary efficacy endpoints.

Primary Endpoint: PASI 75 at Week 12	Primary Endpoint: PGA at Week 12

*
P < 0.001 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

Adapted from Reich K et al. Br J Dermatol. 2012; 167(1): 180-90. Intention to treat (ITT) population shown = all randomized patients (n=176).

        The second Phase 2 clinical trial was a re-treatment extension study, in which patients who achieved a PASI 75 response 12 weeks after the start of therapy in the first Phase 2 clinical trial and subsequently relapsed during the follow-up period began receiving the same treatment as they did in the first Phase 2 clinical trial. Relapse was defined as a loss of more than 50% of the maximum PASI improvement achieved in the first Phase 2 clinical trial. The primary efficacy endpoint was a comparison between the median PASI score achieved 12 weeks after the start of therapy in the first Phase 2 clinical trial and the median PASI score achieved 12 weeks after the start of re-treatment in the second Phase 2 clinical trial. At the end of the 12-week re-treatment period, improvements in PASI score were once again observed for both Cimzia treatment regimens. No significant difference was observed between the median PASI score achieved 12 weeks after the start of therapy in the first Phase 2 clinical trial and the median PASI score achieved 12 weeks after the start of re-treatment in the second Phase 2 clinical trial. The authors of the study publication reported that efficacy observed in the second Phase 2 clinical trial was similar to that observed during the first Phase 2 clinical trial. Efficacy results are presented below.

  Adapted from Reich K et al. Br J Dermatol. 2012; 167(1): 180-90. Actual values taken from UCB (Study C87040 CSR 2008. Table 14.2.2:7).

        Further, the authors who published the clinical trial results in the British Journal of Dermatology reported that the safety profile of Cimzia in these Phase 2 clinical trials in psoriasis was consistent with that observed in previous Cimzia clinical trials in other indications, as well as in clinical trials of other TNF inhibitors. Most adverse events were mild or moderate. In the first Phase 2 clinical trial, which was placebo-controlled, no meaningful differences in the incidence of treatment-emergent adverse events, or TEAEs, were observed among treatment groups. The most frequently reported TEAEs were nasal congestion, headache and itching. Excluding pregnancies reported as serious adverse events leading to permanent discontinuation of treatment in two patients receiving Cimzia 400 mg, serious adverse events were reported in six patients, including (1) one patient who received placebo and experienced hemorrhagic diarrhea, (2) two patients who received Cimzia 200 mg, comprising one who experienced a contusion related to a motor vehicle accident and one who experienced a urinary tract infection and gastroenteritis, and (3) three patients who received Cimzia 400 mg, comprising one who experienced disseminated tuberculosis, one with anxiety and gastroenteritis and one with psoriasis. The patient who developed tuberculosis had previously received an attenuated, live tuberculosis vaccine and had good resolution of tuberculosis following treatment with anti-tuberculosis medication. In the second Phase 2 clinical trial, a lower proportion of patients reported TEAEs in comparison to the first Phase 2 clinical trial, and there were no serious adverse events or permanent discontinuations from treatment due to adverse events.

        Phase 3 Clinical Program.    Based on the results of these two Phase 2 clinical trials, we and UCB conducted an end-of-Phase 2 meeting with the FDA and a scientific advice procedure with the European Medicines Agency, or the EMA, in June 2014 during which we requested and received feedback from the FDA and EMA regarding certain elements of our proposed clinical development plan for Cimzia in psoriasis, including the design and size of Phase 3 clinical trials. As the Phase 2 psoriasis clinical trials were conducted in France and Germany, they were not covered by a U.S.

investigational new drug application, or IND. UCB filed an IND for the treatment of moderate-to-severe plaque psoriasis with the FDA in September 2014, and we and UCB initiated our Phase 3 clinical program in December 2014.

        Our Phase 3 clinical program consists of three randomized, multi-center, blinded Phase 3 clinical trials that are being conducted in multiple countries. In these trials, we plan to enroll a total of approximately 1,000 moderate-to-severe plaque psoriasis patients, including patients who have and patients who have not previously been treated with biologic products, such as TNF inhibitors. The program comprises two clinical trials named CIMPASI-1 and CIMPASI-2 that are designed to demonstrate the superiority of treatment with Cimzia relative to placebo and one clinical trial named CIMPACT that is designed to demonstrate the superiority of treatment with Cimzia relative to placebo and relative to treatment with Enbrel, a biologic TNF inhibitor that is widely used to treat moderate-to-severe plaque psoriasis.

  •
  CIMPASI-1 and CIMPASI-2 Trials.  CIMPASI-1 and CIMPASI-2 each will enroll approximately 225 patients. In each trial, patients will be randomized to receive one of three regimens for at least 16 weeks: (1) Cimzia at a dose of 400 mg at the beginning of treatment, two weeks later and four weeks later, which we call a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 12 weeks; (2) Cimzia at a dose of 400 mg q2w for 16 weeks; or (3) placebo. In each trial, the co-primary efficacy endpoints will be the proportion of patients achieving a PASI 75 response 16 weeks after the start of treatment and the proportion of patients achieving an improvement on a five-point PGA scale from an initial score of three, representing moderate disease, or four, representing severe disease, to a final score of zero, representing "clear," or one, representing "almost clear," 16 weeks after the start of treatment. Following the initial 16-week period, patients will be assigned to receive the same or different regimens for up to an additional 32 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer-term treatment, including maintenance therapy. Thereafter, some patients will receive Cimzia on an open-label basis for up to an additional 96 weeks in order to gather additional data on the long-term use of Cimzia in moderate-to-severe plaque psoriasis.

  •
  CIMPACT Trial.  CIMPACT will enroll approximately 540 patients, who will be randomized to receive one of four regimens for at least 12 weeks: (1) a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 8 weeks; (2) Cimzia at a dose of 400 mg q2w for 12 weeks; (3) placebo; or (4) Enbrel at a dose of 50 mg twice weekly for 12 weeks, which is the recommended initial dose in the U.S. prescribing information. In this trial, the primary efficacy endpoint will be the proportion of patients achieving a PASI 75 response 12 weeks after the start of treatment. Following the initial 12-week period, patients will be assigned to receive the same or different regimens for up to an additional 36 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer-term treatment, including evaluation of the optimal regimen for maintenance therapy, as well as the effect of Cimzia treatment in patients who were initially treated with Enbrel. Thereafter, some patients will receive Cimzia on an open-label basis for up to an additional 96 weeks in order to gather additional data on the long-term use of Cimzia in moderate-to-severe plaque psoriasis.

        We and UCB anticipate that marketing applications for Cimzia in moderate-to-severe plaque psoriasis will be based on the data collected through 48 weeks after the start of treatment in each of the three Phase 3 clinical trials, including the results of the primary endpoints at either 12 or 16 weeks and additional results collected during this 48-week period. We believe that if these results are positive, data on 48 weeks of treatment would be sufficient to support an initial marketing application for the treatment of a chronic disease such as moderate-to-severe plaque psoriasis. For the purpose of seeking FDA approval of Cimzia for the treatment of moderate-to-severe plaque psoriasis, we intend to use the results of the initial 16-week treatment period in the CIMPASI-1 and CIMPASI-2 trials to establish efficacy. In addition, we intend to submit the results obtained from weeks 16 through 48 of the CIMPACT trial in order to support dosing recommendations for long-term use.

        We expect topline results from this Phase 3 program in 2017. If the results of the Phase 3 clinical trials are positive, we plan to work with UCB to secure approval of Cimzia for the treatment of moderate-to-severe plaque psoriasis and market the product to dermatologists in the United States and Canada.

DRM04

Overview

        DRM04 is our late-stage product candidate for the treatment of hyperhidrosis, or excessive sweating. DRM04, a topical formulation of a novel form of a small-molecule anticholinergic agent that has been approved for systemic administration in other indications, is designed to inhibit sweat production by blocking the interaction between acetylcholine and the cholinergic receptors responsible for sweat gland activation.

        Hyperhidrosis is a condition of sweating beyond what is physiologically required to maintain normal thermal regulation. Sweat is produced by glands in the skin and released to the skin surface through ducts. Sweat gland activity is controlled by the nervous system. The nervous system transmits signals to the sweat glands through acetylcholine, which is known as a neurotransmitter. Primary hyperhidrosis, which is excessive sweating without a known cause, is localized and characteristically symmetric. It can affect the underarms, palms of the hands, soles of the feet, face and other areas. Several studies have demonstrated that excessive sweating often impedes normal daily activities and can result in occupational, emotional, psychological, social and physical impairment.

        In the United States, based on the most recent data available, the prevalence of hyperhidrosis was estimated in 2003 to be 2.8% of the population, or roughly 7.8 million people. According to published studies, approximately half of hyperhidrosis sufferers have axillary hyperhidrosis, and approximately one-third of axillary hyperhidrosis sufferers, or 1.3 million Americans, have severe disease that is barely tolerable and frequently interferes or is intolerable and always interferes with daily activities.

        We believe that the market for products to control sweating is large and highly underpenetrated by prescription pharmaceutical products. Despite the limited efficacy of over-the-counter, or OTC, antiperspirants for the alleviation of hyperhidrosis symptoms, according to a 2003 survey, only 38% of hyperhidrosis patients had discussed their condition with a healthcare professional. In addition, patients may suffer from excessive sweating for years before seeking treatment. One study analyzing data from 1993-2005 indicated that patients experienced an average duration of untreated symptoms of 8.9 years. We believe that this is largely a result of the lack of effective, well-tolerated, convenient prescription treatment options. Patients who seek treatment from a physician most commonly receive prescription topical antiperspirants containing metal salts, which clog the opening of the sweat duct to block the release of sweat to the skin surface. While these topical antiperspirants generate over 500,000 prescriptions annually in the United States, their use is limited by modest efficacy and skin irritation, particularly in patients with more severe disease. Therapeutic options for patients who are unsatisfied with topical antiperspirants are largely limited to more cumbersome or invasive strategies directed to blocking the activation of, destroying or removing the sweat glands by injectable, systemic, surgical or other means. These treatment options, which include injectable botulinum toxin, or Botox, and off-label use of oral anticholinergic agents, are used much less frequently than topical therapies.

        Based on the results of our Phase 2 program described below, we intend to commence a Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis in the second half of 2015, subject to an end-of-Phase 2 meeting with the FDA.

Clinical Development

        Our initial target indication for DRM04 is primary axillary hyperhidrosis. Our Phase 2 program comprised three randomized, double-blind, vehicle-controlled clinical trials conducted in 341 patients with primary axillary hyperhidrosis and was designed to accomplish three primary objectives in a stepwise fashion. First, a 38-patient Phase 2a clinical trial was conducted to establish proof of concept for the treatment of hyperhidrosis with a topical formulation of the anticholinergic agent that has been approved for systemic administration in other indications, which we call the topical formulation of the reference agent. Second, we conducted a 198-patient, multi-center, dose-ranging Phase 2b clinical trial to establish the profile of the topical formulation of the reference agent across a range of doses. Finally, we conducted a 105-patient, multi-center Phase 2b clinical trial to gain clinical experience with DRM04, the proprietary product containing a novel form of the reference agent that we intend to advance into Phase 3 development. We conducted both Phase 2b clinical trials under an IND that was originally filed by Stiefel and that we reactivated in November 2013.

        All three Phase 2 clinical trials demonstrated significant reductions in the signs and symptoms of primary axillary hyperhidrosis in patients treated with the topical formulation of the reference agent. The second Phase 2b study, completed in January 2015, also demonstrated significant reductions in the signs and symptoms of primary axillary hyperhidrosis in patients treated with DRM04.

        We intend to develop DRM04 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the 505(b)(2) pathway. Under the 505(b)(2) pathway, the FDA may allow us to leverage findings made by the FDA with regard to safety in approving the systemic administration of the reference agent in other indications and thereby reduce the amount of additional data we need to generate to support marketing approval of DRM04. The degree to which we can leverage such findings will be dependent upon the similarity between DRM04 in hyperhidrosis and the reference agent in its approved dosage forms and indications. Key differences, such as chemical form, route of administration, dosage form and indication, may affect the amount of additional data we will be required to generate.

        Phase 2a Clinical Trial.    The completed Phase 2a clinical trial was a randomized, double-blind study in 38 patients with severe, primary axillary hyperhidrosis. In six cohorts of six or seven patients each, two concentrations of the reference agent (2% and 4%) in each of two topical formulations were compared with their respective vehicles, which contain no active ingredient. Based on the positive results of this trial, we selected the formulation for further development and commenced our Phase 2b clinical program.

        Phase 2b Clinical Program.    Our Phase 2b clinical program comprised two randomized, multi-center, double-blind, vehicle-controlled clinical trials in 303 patients with primary axillary hyperhidrosis:

  •
  Study DRM04-HH01, a dose-ranging study assessing the safety, efficacy and pharmacokinetics of the topical formulation of the reference agent in comparison with vehicle only in 198 patients; and

  •
  Study DRM04-HH02, a study assessing the safety, efficacy and pharmacokinetics of DRM04, the topical formulation of the reference agent and vehicle only in 105 patients.

        All study product administered in these two Phase 2b clinical trials contained the same vehicle, regardless of whether patients received the topical formulation of the reference agent, DRM04, or vehicle only.

        Study DRM04-HH01.    In Study DRM04-HH01, 198 patients with severe, primary axillary hyperhidrosis were randomized to receive a topical formulation containing one of four concentrations of the reference agent (1%, 2%, 3% or 4%) or vehicle only. Patients were instructed to apply the study product to each axilla once daily for four weeks using wipes containing either drug product or vehicle only, and efficacy was evaluated based on axillary sweat production and disease severity. Disease severity was measured using a widely-used patient outcome assessment tool called the Hyperhidrosis Disease Severity Scale, or HDSS, wherein patients rate the severity of their disease on a four-point scale. Patients who rate the severity of their disease as a three or a four on the HDSS are considered to have severe disease, while those who rate it as a one or a two are considered to have mild or moderate disease. Assessments were conducted approximately weekly during the four-week treatment period and the two-week period after the end of this treatment period. All 198 patients enrolled in the clinical trial rated the severity of their disease as a three or a four on the four-point HDSS prior to the start of treatment. Trial inclusion criteria required that prior to the start of treatment, all patients produce at least 50 mg of sweat in each axilla over a five-minute period.

        The two primary efficacy endpoints evaluated in this trial were (1) the proportion of patients achieving an improvement of at least two points from baseline in HDSS score and (2) the average absolute change from baseline in sweat production, each as measured at the end of the four-week treatment period. In addition, we conducted several non-primary efficacy analyses, including an evaluation of the average percent change from baseline in sweat production at the end of the four-week treatment period. For the purpose of the primary endpoint pertaining to sweat production, sweat production was assessed in each patient as the average of the amounts of sweat produced in each axilla during a five-minute period.

        As outlined below, the topical formulation of the reference agent demonstrated dose-dependent and, at certain doses, statistically significant improvements relative to vehicle in both primary efficacy endpoints. The following chart summarizes the impact of the reference agent on disease severity, assessed as the proportion of patients achieving an improvement of at least two points in HDSS score from baseline to the end of the four-week treatment period. Based on these results, patients treated with the reference agent were between 63% and 133% more likely, depending on the concentration of the reference agent they received, to achieve an improvement of at least two points in HDSS score than patients who received the vehicle only.

Primary Endpoint: HDSS Response Rate at Week Four

*
P < 0.05 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n = 198). Patients with missing data points were considered non-responders.

        The following charts summarize the impact of the reference agent on sweat production, assessed as (1) the average absolute change in sweat production from baseline to the end of the four-week treatment period and (2) the average percent change in sweat production from baseline to the end of the four-week treatment period.

Primary Endpoint:	Non-Primary Analysis:
Absolute Change in Sweat Production at Week Four	Percent Change in Sweat Production at Week Four

*
P < 0.01 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n = 198). The last available on-treatment observation was used to estimate missing data points.

        In this trial, the most common adverse events were dry mouth, upper respiratory tract infection, dry skin and blurred vision. Dry mouth, dry skin and blurred vision are well-known, reversible side effects of anticholinergic agents and were generally observed more frequently in patients who received higher concentrations of the reference agent. Upper respiratory tract infections were observed at similar frequencies in patients receiving the reference agent and patients receiving the vehicle only. Patients treated with the reference agent withdrew from the study due to adverse events at rates of 2.6% (1/38) in the 1% cohort, 5.0% (2/40) in the 2% cohort, 2.5% (1/40) in the 3% cohort and 20.0% (8/40) in the 4% cohort. None of the patients who received the vehicle only withdrew due to an adverse event. No treatment-related serious adverse events were reported.

        Study DRM04-HH02. Given the clinical experience gained with the topical formulation of the reference agent in Study DRM04-HH01, Study DRM04-HH02 was designed to gain clinical experience with DRM04 prior to the initiation of Phase 3 development. Accordingly, Study DRM04-HH02 was not powered to demonstrate statistical significance. In Study DRM04-HH02, 105 patients with severe, primary axillary hyperhidrosis were randomized into five cohorts to receive a topical formulation containing one of two concentrations of the reference agent, DRM04 containing one of two concentrations of the novel form of the reference agent, or vehicle only.

        As in the Phase 2a clinical trial and Study DRM04-HH01, patients enrolled in study DRM04-HH02 were instructed to apply the study product to each axilla once daily for four weeks using wipes containing either drug product or vehicle only, and efficacy was evaluated based on axillary sweat production and the HDSS. Assessments were conducted approximately weekly during the four-week treatment period and the two-week period after the end of this treatment period. All 105 patients enrolled in the clinical trial rated the severity of their disease as a three or a four on the four-point

HDSS prior to the start of treatment. Trial inclusion criteria required that prior to the start of treatment, all patients produce at least 50 mg of sweat in each axilla over a five-minute period.

        Two of the primary efficacy endpoints evaluated in this trial were (1) the proportion of patients achieving an improvement of at least two points from baseline in HDSS score and (2) the average absolute change from baseline in sweat production, each as measured at the end of the four-week treatment period. Consistent with Study DRM04-HH01, we conducted several non-primary efficacy analyses, including an evaluation of the average percent change from baseline in sweat production at the end of the four-week treatment period. For the purpose of the primary endpoint pertaining to sweat production, sweat production was assessed in each patient as the average of the amounts of sweat produced in each axilla during a five-minute period. The study also explored a new, proprietary patient outcome assessment instrument, the Axillary Sweating Daily Diary (ASDD), as a potential additional measure of disease severity.

        As outlined below, the results of Study DRM04-HH02 were consistent with those observed in Study DRM04-HH01. The following chart summarizes the impact of DRM04 on disease severity, assessed as the proportion of patients achieving an improvement of at least two points in HDSS score from baseline to the end of the four-week treatment period.

  P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

  ITT population shown = all randomized patients dispensed study product (n = 105). Patients with missing data points were considered non-responders.

        For patients in the two cohorts treated with the topical formulation of the reference agent, the results were consistent with those observed in Study DRM04-HH01.

        The following charts summarize the impact of DRM04 on sweat production, assessed as (1) the average absolute change in sweat production from baseline to the end of the four-week treatment period and (2) the average percent change in sweat production from baseline to the end of the four-week treatment period.

Primary Endpoint:	Non-Primary Analysis:
Absolute Change in Sweat Production at Week Four	Percent Change in Sweat Production at Week Four

*
P < 0.05 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

  ITT population shown = all randomized patients dispensed study product (n = 105). Patients with missing data points were considered non-responders.

        For patients in the two cohorts treated with the topical formulation of the reference agent, the results were consistent with those observed in Study DRM04-HH01.

        ASDD data demonstrated greater improvements in disease severity in all treatment cohorts than in the vehicle cohort, and the psychometric properties of the ASDD were validated according to the FDA guidance document for PRO measures.

        In this trial, the most common adverse events were dry mouth, application site pain and headache. Dry mouth is a well-known, reversible side effect of anticholinergic agents. One patient, who received DRM04 Dose 1, withdrew from the study due to an adverse event. No treatment-related serious adverse events were reported.

        Data from all three of our Phase 2 clinical trials will be used to support the design of the Phase 3 clinical program, including dose selection and primary endpoints. Subject to an end-of-Phase 2 meeting with the FDA, we intend to initiate a Phase 3 program for DRM04 in axillary hyperhidrosis in the second half of 2015.

DRM01

Opportunity

        DRM01 is our late-stage product candidate for the treatment of acne. It is a novel, topical, small-molecule lipid synthesis inhibitor designed to reduce the production of sebum. DRM01 exerts its effect by inhibiting acetyl coenzyme-A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids.

        Acne is a common skin disease characterized by clogging of the pores and associated local skin lesions that usually appear on the face, chest or back. Acne lesions are believed to result from an interaction of four primary pathogenic factors: (1) excessive production of sebum; (2) alterations in skin cells that, in concert with excess sebum production, contribute to clogging of pores through which sebum is normally released to the skin surface; (3) colonization of the area in and around the sebaceous glands by bacteria that are nourished by sebum; and (4) inflammation often associated with colonization by bacteria and their breakdown of sebum into irritating breakdown products. Clogged pores can become enlarged and inflamed as sebum and its breakdown products accumulate, resulting in visible lesions that can be unsightly and cause permanent scarring.

        Acne is one of the most common skin diseases. According to widely-cited data, it is estimated that acne affected more than 85% of teenagers globally in 1994, 150 million people globally as of 2008 and 40 to 50 million Americans as of 1998. Acne can significantly impact patients' quality of life, resulting in social, psychological and emotional impairments that are comparable to those reported by patients with epilepsy, asthma, diabetes or arthritis. Effective treatment can dramatically improve acne patients' quality of life.

        Acne is commonly treated with topical and oral therapies. For decades, the same four prescription pharmaceutical product classes have been used: topical retinoids, topical and oral antimicrobials, oral isotretinoin and oral hormonal therapies. Acne treatment guidelines published by the Global Alliance to Improve Outcomes in Acne recommend that acne treatment be directed toward as many of the four primary pathogenic factors as possible. Accordingly, patients are often treated with combination regimens that incorporate multiple agents with complementary mechanisms of action targeting different pathogenic factors. All of the four primary pathogenic factors except for excessive sebum production can be targeted with available topical treatments. While systemic therapies may be used to effectively inhibit sebum production, their use is limited by significant, systemic side effects.

        According to VisionGain, acne accounted for approximately $3.7 billion in global pharmaceutical sales in 2012. In the same year, each of the three major prescription pharmaceutical product classes that are predominantly used to treat acne generated between approximately $670 million and $1.9 billion in U.S. sales, according to data provided by Symphony Health Solutions, Pharmaceutical Audit Suite.

        In June 2014, we completed a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial that demonstrated significant reductions in the signs and symptoms of acne. As this Phase 2 clinical trial was conducted in Canada, it was not covered by an IND. Based on the results of this trial, we filed an IND with the FDA in January 2015 and intend to commence a Phase 2b clinical program in the first half of 2015.

Clinical Development

        We are developing DRM01 in accordance with published FDA draft guidance regarding the development of acne drugs. Established in 2005, this draft guidance has been widely used in the design, conduct and analysis of clinical trials intended to support marketing approval for new acne products.

        We have completed a Phase 1 clinical trial and a Phase 2a clinical trial to assess the efficacy, safety and tolerability of DRM01. Both clinical trials were conducted in Canada.

        Phase 1 Clinical Trial.    In the Phase 1 clinical trial, six healthy volunteers applied topical DRM01 gel to the face for seven days. All subjects completed dosing, and no adverse events were reported.

        Phase 2a Clinical Trial.    The FDA recommends that the principal clinical trials used to demonstrate safety and efficacy in support of marketing approval be randomized, multi-center, blinded trials designed to demonstrate superiority of the investigational product relative to a vehicle or placebo control following a treatment duration of at least 12 weeks. Our Phase 2a clinical trial was a randomized, multi-center, double-blind, vehicle-controlled study designed in accordance with the published FDA draft guidance. In this trial, 108 patients with moderate or severe acne were instructed to apply either DRM01 gel or vehicle gel to the face twice daily for 12 weeks. DRM01 gel was formulated at a concentration of 7.5%. Of the 108 patients enrolled in the trial, 53 were randomized to receive DRM01, and the other 55 were randomized to receive vehicle only.

        Three primary efficacy endpoints recommended in the published FDA draft guidance were used as primary efficacy endpoints in this trial:

  •
  Inflammatory lesion count, assessed as the absolute change from baseline in the number of inflammatory acne lesions;

  •
  Non-inflammatory lesion count, assessed as the absolute change from baseline in the number of non-inflammatory acne lesions; and

  •
  Investigator's Global Assessment, or IGA, assessed as the proportion of patients who achieve a successful improvement in the investigator's assessment of disease severity, as assessed on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease. The FDA recommends that a successful improvement be defined a priori as achievement of either (1) a reduction of at least two points from baseline on the IGA scale or (2) a reduction of at least two points from baseline on the IGA scale to a final score of zero, representing clear skin, or a score of one, representing almost clear skin.

        In our trial, lesions were counted by the investigators, and a successful improvement in IGA score was defined as a reduction from baseline of at least two points on the IGA scale. As is standard practice in acne clinical trials, the primary efficacy endpoints were assessed at the end of the 12-week treatment period. In addition to evaluating the primary efficacy endpoints, we conducted several non-primary efficacy analyses, including an evaluation of the percent change from baseline in the number of inflammatory lesions and an evaluation of the percent change from baseline in the number of non-inflammatory lesions, each as assessed at the end of the 12-week treatment period.

        As outlined below, DRM01 demonstrated statistically significant improvements relative to vehicle in all three primary efficacy endpoints. The following chart summarizes the impact of DRM01 on acne lesion counts. Based on these results, patients treated with DRM01 achieved a 45% greater average absolute reduction in inflammatory lesion count and a 78% greater average absolute reduction in non-inflammatory lesion count than patients who received vehicle only.

Primary Endpoints:	Non-Primary Analyses:
Absolute Changes in Lesion Counts at Week 12	Percent Changes in Lesion Counts at Week 12

*
P < 0.01 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

  As recommended in the published FDA draft guidance regarding the development of acne drugs, data are presented from the ITT population, defined as all randomized patients who were dispensed study product, and the last available on-treatment observation is used to estimate missing data points. The average lesion count at baseline includes all 108 patients in the ITT population. Missing data for one patient in the vehicle cohort for whom no on-treatment efficacy assessment was available are excluded from the patient population observed the end of the 12-week treatment period.

        The following chart summarizes the impact of DRM01 on the third primary efficacy endpoint: the proportion of patients who achieved a successful improvement in the severity of their disease, as assessed using the IGA. Based on these results, patients treated with DRM01 were more than three times more likely than patients who received vehicle only to achieve a successful improvement in IGA score.

Primary Endpoint: IGA Response Rate at Week 12

*
P < 0.01 vs. placebo. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a statistically significant result.

  As recommended in the published FDA draft guidance regarding the development of acne drugs, data are presented from the ITT population, defined as all randomized patients who were dispensed study product. In this analysis, patients with missing data points were considered non-responders.

  When analyzing the Phase 2a study data looking at per-protocol patients, a population that is smaller in size and thus has lower statistical power, although the IGA and inflammatory lesion count results are statistically significant (p = 0.0314 and p = 0.0048, respectively), the non-inflammatory lesion count results do not reach statistical significance (p = 0.0566).

        The most common adverse events observed in this clinical trial were upper respiratory tract infections, which were considered unrelated to treatment, and application-site conditions, which are frequently observed in most clinical trials of topical products. No treatment-related serious adverse events were reported.

        Phase 2b Clinical Program.    Based on the efficacy, safety and tolerability profile observed in the Phase 2a clinical trial, we filed an IND with the FDA in January 2015 and intend to commence a Phase 2b clinical program in the first half of 2015. We expect that our Phase 2b clinical program will include a dose-ranging Phase 2b clinical trial comparing multiple DRM01 administration regimens and strengths to vehicle only. If the results of this program are positive, we intend to use them to support dose selection for Phase 3 development. As with our completed Phase 2a clinical trial, we intend to design our Phase 2b clinical program and any Phase 3 clinical trials in accordance with the published FDA draft guidance regarding the development of acne drugs.

Early-Stage Development Programs

        We are developing one product candidate, DRM02, for the topical treatment of inflammatory skin diseases, and another product candidate, DRM05, for the topical treatment of acne.

DRM02

        DRM02 is a novel, topical PDE4 inhibitor under preclinical development for the treatment of inflammatory skin diseases. PDE4 is an enzyme that plays an important role in promoting inflammation. Both systemically and topically administered PDE4 inhibitors have demonstrated efficacy in the treatment of psoriasis and atopic dermatitis in clinical trials. However, systemic treatment has resulted in dose-limiting side effects, including nausea, vomiting and gastric acid production. Initial efficacy data in proof-of-concept clinical trials indicated that DRM02 gel was not more effective than vehicle-only gel, and as a result, the program returned to preclinical development. We are determining next steps for this product candidate, including whether to continue preclinical and reformulation activities.

DRM05

        DRM05 is a novel, topical PDT under preclinical development for the treatment of acne. PDT is an approach to selectively eliminate target tissue by administering a photosensitizing agent to the target tissue, then exposing the tissue to light to activate the photosensitizing agent. PDT is performed in a physician's office and has been approved for the treatment of other skin conditions, such as actinic keratosis. Topical PDT has shown promising efficacy in acne, but has been limited by painful, visible side effects. Our development program is focused on demonstrating proof-of-concept for DRM05 in animals. If we are successful, we intend to advance DRM05 into clinical development.

Competition

        Our industry is highly competitive and subject to rapid and significant change. While we believe that our development and commercialization experience, scientific knowledge and industry relationships provide us with competitive advantages, we face competition from pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and generic drug companies, academic institutions, government agencies and research institutions.

        Many of our competitors have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our current or future product candidates, or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products.

Moderate-to-Severe Plaque Psoriasis

        If approved for the treatment of moderate-to-severe plaque psoriasis, we anticipate that Cimzia would compete with other approved psoriasis therapeutics, including:

  •
  Injected Biologic Products.  Several injected biologic products are prescribed for the treatment of moderate-to-severe plaque psoriasis, including: Humira, marketed by AbbVie Inc. and Eisai Co., Ltd., Enbrel, marketed by Amgen Inc., Pfizer Inc. and Takeda Pharmaceutical Company Limited, and Remicade, marketed by Janssen Biotech, Inc., a division of Johnson & Johnson, Merck & Co., Inc. and Mitsubishi Tanabe Pharma Corporation, which are all TNF inhibitors, Stelara, marketed by Janssen, and Cosentyx, marketed by Novartis Pharmaceuticals Corporation and Maruho Co., Ltd.

  •
  Other Systemic Treatments.  In addition to biologic products, other systemic treatments are prescribed for the treatment of moderate-to-severe plaque psoriasis, including: Otezla, an oral PDE4 inhibitor marketed by Celgene Corporation; branded and generic injectable and oral methotrexate products, such as Otrexup, marketed by Antares Pharma, Inc. and LEO Pharma A/S, and generic products marketed by Sandoz Inc., a division of Novartis, Mylan Inc., Teva Pharmaceutical Industries Ltd. and Hospira, Inc.; branded and generic oral cyclosporine products, such as Neoral, marketed by Novartis AG, Gengraf, marketed by AbbVie, and generic products marketed by Sandoz and IVAX Corporation; and branded and generic oral acitretin products, such as Soriatane, marketed by Stiefel, and generic products marketed by Teva and Prasco, LLC.

  •
  Other Treatments.  Various light-based treatments are also used to treat moderate-to-severe plaque psoriasis, including various lasers and ultraviolet light-based therapies, such as Oxsoralen-Ultra, marketed by Valeant Pharmaceuticals International. In addition, there are several prescription, non-prescription and OTC topical treatments utilized to treat psoriasis, including tazarotene, salicylic acid and coal tar, as well as bath solutions and moisturizers.

        In addition to approved moderate-to-severe plaque psoriasis treatments, there are also several pharmaceutical product candidates under development that could potentially be used to treat psoriasis and compete with Cimzia. For example, the FDA is currently reviewing an application from Pfizer for marketing approval in psoriasis of Xeljanz, which is currently marketed in rheumatoid arthritis, and an application from Celltrion Inc. for approval for marketing by Hospira of a biosimilar version of infliximab, the active ingredient in Remicade, which is currently marketed outside the United States. In addition, product candidates in Phase 3 clinical trials include ixekizumab from Eli Lilly and Company, brodalumab from Amgen, tildrakizumab from Sun Pharmaceutical Industries Ltd. and guselkumab from Janssen Research & Development, LLC; biosimilar versions of adalimumab, the active ingredient in Humira, from Amgen, Sandoz International GmbH, a division of Novartis, Boehringer Ingelheim Corp., Samsung Bioepis, a joint venture of Biogen Idec and Samsung, and Fujifilm Kyowa Kirin Biologics Co. Ltd, a joint venture of Fujifilm and Kyowa Hakko Kirin; biosimilar versions of etanercept, the active ingredient in Enbrel, from (1) Samsung Bioepis, (2) Sandoz International GmbH and Hexal AG, divisions of Novartis, and (3) Baxter International Inc., Coherus Biosciences Inc. and Daiichi Sankyo Co. Ltd; and a biosimilar version of infliximab from Pfizer.

Hyperhidrosis

        If approved for the treatment of primary axillary hyperhidrosis, we anticipate that DRM04 would compete with other therapies used for hyperhidrosis, including:

  •
  Self-Administered Treatments.  Self-administered treatments include OTC and prescription topical antiperspirants. Oral and compounded topical anticholinergics may also be used off-label.

  •
  Non-Surgical Office-Based Procedures.  Office-based procedures have been approved for the treatment of hyperhidrosis, including intradermal injections of Botox, marketed by Allergan, Inc., and MiraDry, a microwave-based treatment marketed by Miramar Labs, Inc.

  •
  Surgical Treatments.  Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, also are used to destroy nerves that transmit activating signals to sweat glands.

        In addition to approved hyperhidrosis treatments, there are also several treatments under development that potentially could be used to treat hyperhidrosis and compete with DRM04, including a laser-based procedure from Cynosure, Inc., an ultrasound device from Ulthera, Inc., topical forms of botulinum toxin A from Revance Therapeutics, Inc. and Anterios, Inc., and topical anticholinergic product candidates from Brickell Biotech, Inc. and GlaxoSmithKline LLC, or GSK.

Acne

        If approved for the treatment of acne, we anticipate that DRM01 would compete with other approved prescription acne products, including:

  •
  Topical Retinoids.  Several topical retinoid products are prescribed for the treatment of acne, including single-agent products such as Differin, marketed by Galderma S.A., Tazorac, marketed by Allergan, Fabior, marketed by Stiefel, and branded and generic tretinoin products, such as Retin-A Micro, marketed by Valeant. In addition to single-agent products, topical retinoids are also used in combination products that include an antimicrobial such as benzoyl peroxide, as in Epiduo, marketed by Galderma, or clindamycin phosphate, as in Ziana, marketed by Medicis Pharmaceutical Corporation, a division of Valeant, and Veltin, marketed by Stiefel.

  •
  Topical and Oral Antimicrobials.  Several topical antimicrobial products are prescribed for the treatment of acne, including single-agent products such as Aczone, marketed by Allergan, Clindagel, marketed by Onset Dermatologics LLC, a division of Valeant, and branded and generic benzoyl peroxide, clindamycin phosphate and erythromycin products. In addition to single-agent products, topical antimicrobials are also used in combination products that include a retinoid, as in Ziana and Veltin, or another antimicrobial, as in branded and generic products combining clindamycin phosphate and benzoyl peroxide, such as Acanya and Onexton, marketed by Valeant. In addition to topical antimicrobial products, oral antibiotics are also prescribed for the treatment of acne, including branded and generic doxycycline and minocycline products, such as Doryx, marketed by Actavis plc, Monodox, marketed by Aqua Pharmaceuticals, LLC, a division of Almirall, S.A., and Solodyn, marketed by Medicis.

  •
  Oral Isotretinoin.  Several branded and generic oral isotretinoin products are prescribed for the treatment of acne, including Absorica, marketed by Ranbaxy Laboratories Limited and Cipher Pharmaceuticals Inc., Amnesteem, marketed by Mylan, Claravis, marketed by Teva, Myorisan, marketed by Versapharm Incorporated, and Zenatane, marketed by Promius Pharma, LLC, a division of Dr. Reddy's Laboratories Limited.

  •
  Oral Hormonal Therapies.  Several branded and generic oral hormonal therapies are prescribed for the treatment of acne, including contraceptives such as branded and generic combinations of drospirenone and ethinyl estradiol, such as Yaz, marketed by Bayer HealthCare AG, and Ocella, marketed by Teva, and branded and generic combinations of norgestimate and ethinyl estradiol, such as Ortho Tri-Cyclen, marketed by Janssen, TriNessa, marketed by Actavis, and Tri-Sprintec, marketed by Teva.

        In addition to approved prescription acne therapies, a number of prescription products are used off-label for the treatment of acne, including branded and generic products containing the oral hormonal therapy spironolactone, such as Aldactone, marketed by G.D. Searle LLC, a division of Pfizer.

        In addition to prescription acne therapies, a wide range of OTC and device products are used to treat acne, including OTC benzoyl peroxide products and skin cleansers, such as Proactiv, marketed by Guthy-Renker LLC, as well as light-based therapies, such as Blu-U, marketed by Dusa Pharmaceuticals, Inc., a division of Sun Pharmaceutical Industries, Inc., and Acne Clearing Blue Light, marketed by Tria Beauty, Inc.

        In addition to commercially available products, there are several product candidates in development that could potentially be used to treat acne and compete with DRM01. Product candidates in Phase 3 development include topical antimicrobials by Galderma, Valeant, Maruho, Actavis and Allergan, an oral antibiotic by Actavis and light-based therapies by LEO Pharma and KLOX Technologies, Inc.

Commercial Operations

        We intend to build a commercial infrastructure in the United States and Canada to support the commercialization of our product candidates, if and when we believe that a regulatory approval of the first of such product candidates appears likely in the near term. We intend to build a targeted sales force to establish relationships with dermatologists. We expect that our sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure, we will have to invest significant financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. To commercialize Cimzia, we also intend to leverage the commercial infrastructure of our partner, UCB, in selected areas, such as manufacturing, distribution, managed care and patient access, which would provide us with additional resources and expertise in these areas. We may also partner with third parties to help us reach other geographic markets or therapeutic specialties.

Research and Development

        Total research and development expenses were $30.7 million, $17.9 million and $17.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intellectual Property

        Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing the proprietary rights of others. We seek to avoid the latter by monitoring patents and publications that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action. With respect to the former, our policy is to protect our proprietary position by, among other methods, filing patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts.

        As of January 31, 2015, we own or have an exclusive license to 25 issued U.S. patents and 78 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 8 pending U.S. patent applications and 28 pending foreign patent applications. In addition, we have patents and patent applications not included in the figures noted above related to Cimzia licensed to us under the UCB agreement, including six issued U.S. patents and two issued Canadian patents. Yeda Research and Development Co. Ltd., or Yeda, has alleged that Cimzia infringes on U.S. Patent No. 6,090,923, a patent owned by Yeda, or the '923 Patent. In response, UCB filed a complaint in August 2014 seeking declaratory judgment that the '923 Patent is invalid, Cimzia does not infringe on the '923 Patent, the '923 Patent is unenforceable and any claim for infringement by UCB of the '923 Patent is barred.

        Issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, for our lead product candidates, Cimzia, DRM04 and DRM01, will expire between 2020 and 2034.

        We also use other forms of protection, such as trademark, copyright, and trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary positions for our product candidates, where available.

        Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

        We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. In addition, we also require confidentiality or service agreements from third parties that receive our confidential information or materials.

Collaborations and License Agreements

Collaboration with UCB

        In March 2014, we entered into a development and commercialization agreement with UCB, or the UCB agreement, which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, the EMA and the Canadian federal department for health, or Health Canada, and upon the grant of regulatory approval in the United States and Canada, that we will promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States and Canada. In connection with the UCB agreement, UCB purchased $5.0 million of shares of our Series B convertible preferred stock in April 2014, purchased $7.5 million of shares of our Series C convertible preferred stock in August 2014 and purchased $7.5 million of shares of our common stock from us in a private placement concurrent with our initial public offering, or IPO, at the IPO price.

        We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount greater than $75.0 million and less than $95.0 million, plus our internal development costs. Any development costs in excess of this amount or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. The dosing of the first patient in the Phase 3 clinical program for Cimzia, which occurred in December 2014, triggered a $7.3 million development milestone payment from UCB, which we received in the first quarter of 2015. As a result of achieving this milestone, there is $28.7 million in remaining development milestone payments that we are eligible to receive.

        Under the terms of the UCB agreement, we will have the exclusive rights upon regulatory approval of the psoriasis indication to promote Cimzia to dermatologists in the United States and Canada. Following such regulatory approval, UCB will book sales and is obligated to pay us royalties representing a percentage of the annual gross margin (after subtracting the costs of certain commercialization support services to be provided by UCB) from Cimzia sales attributed to dermatologists for all indications in the United States and Canada. In each year, the royalties will be payable quarterly and are tiered based upon increasing levels of annual net sales attributed to dermatologists in such year, with UCB retaining between 10% and, above $150.0 million of such annual net sales in such year, 50%, and Dermira receiving the balance, of such annual gross margin. In addition, UCB is obligated to pay us up to an aggregate of $40.0 million upon the achievement of tiered milestones based on annual net sales of Cimzia attributed to dermatologists in the United States and Canada.

        We have decision-making authority for the level of commercial and medical affairs activities we conduct and are responsible for the costs and expenses that we incur in connection with such activities. We have agreed to make minimum annual numbers of promotional presentations to dermatologists in the United States or that a minimum portion of the incentive compensation paid to our sales force will be based on sales of Cimzia attributable to dermatologists in the United States.

        The UCB agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties' activities under the UCB agreement. We and UCB have agreed to make committee decisions by consensus and although UCB has final decision-making authority for development, regulatory and commercialization strategy (including product pricing), except as required by regulatory authorities, UCB cannot amend the agreed development plan or increase the development budget without our approval.

        We have agreed that, during the term of the UCB agreement, except in limited circumstances, we and our affiliates will not clinically develop, seek regulatory approval for or commercialize a biologic TNF inhibitor other than Cimzia, or promote any other biologic TNF inhibitor to any dermatologist in the United States or Canada. UCB has agreed that during the term of the UCB agreement, except in limited circumstances, it and its affiliates will not clinically develop, seek regulatory approval for or commercialize a biologic TNF inhibitor other than Cimzia for the treatment of psoriasis or psoriatic arthritis in the United States or Canada, or promote any other biologic TNF inhibitor to any dermatologist in the United States or Canada.

        If during the term of the UCB agreement, we acquire or are acquired by a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the agreement if we do not either cease such clinical development or commercialization or divest such product. If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB agreement. The sale, transfer, exclusive license or other disposition of our assets will be considered a change of control only if it constitutes all or substantially all of our assets and includes our rights to develop and/or commercialize Cimzia under the UCB agreement.

        UCB does not have the right to terminate the UCB agreement if we consummate a change of control with a third party that is not clinically developing or commercializing a biologic TNF inhibitor, which we refer to as a non-competitor company, so long as (1) the non-competitor company either (a) is engaged in the development or commercialization of a pharmaceutical product or (b) will maintain us as an operating entity and will maintain at least 50% of our executive management team for at least 12 months, (2) the non-competitor company has sufficient working capital to continue and complete our development obligations under the UCB agreement (taking into consideration any milestone payments to be made by UCB) and has the ability to obtain sufficient funding to perform the commercial and medical affairs activities and other obligations for which we are responsible under the UCB agreement and (3) if the change of control occurs prior to the date of the grant of first regulatory approval for Cimzia for the treatment of psoriasis in the United States, Canada or the European Union, the non-competitor company agrees in writing to complete such development obligations. If we consummate a change of control with a non-competitor company that does not meet all of these requirements, then UCB has the right to terminate the UCB agreement.

        Without the prior written consent of UCB, we are not permitted to assign or transfer our rights or obligations under the UCB agreement other than to our affiliates or a non-competitor company that meets the requirements described in the prior paragraph or in the event UCB elects not to terminate the UCB agreement in connection with a change of control having had the right to do so.

        If during the term of the UCB agreement UCB acquires or is acquired by, a third party that is clinically developing or commercializing a biologic TNF inhibitor for the treatment of psoriasis or targeting dermatologists for the treatment of psoriatic arthritis, in either case, in the United States or Canada, we have the right to terminate the agreement if UCB does not either cease such clinical development or commercialization or divest such product.

        The UCB agreement is terminable by UCB if we commit an uncured material breach of the UCB agreement, in the event of our insolvency, or following our change of control with a competitor company or with a non-competitor company that does not meet the requirements described above. In these events, we are obligated to transition to UCB at our expense our activities under the UCB agreement and if such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we are obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones when such milestones are achieved. UCB will remain responsible for its share of the development costs above the agreed amount and for pediatric clinical studies and its sole responsibility to fund any EMA-specific post-approval studies. If we comply with these development funding obligations, UCB is obligated to reimburse us for the development costs we incur less any applicable development milestone deductions, and if the termination occurs following regulatory approval, less any royalty payments and sales-based milestone payments made, by paying to us a low single-digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all such costs we have incurred have been reimbursed.

        The UCB agreement is also terminable by UCB if it determines that a validated safety signal is established the magnitude of which UCB determines constitutes a significant patient risk so that the development or commercialization of Cimzia should cease. In this event, UCB is obligated to reimburse us for the development, commercial and medical affairs costs we have incurred in accordance with the UCB agreement by paying to us a low single-digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all costs have been reimbursed. Upon such a termination, UCB is obligated to no longer develop or commercialize Cimzia for the treatment of psoriasis anywhere in the world.

        The UCB agreement is terminable by us if UCB commits an uncured material breach of the UCB agreement or in the event of UCB's insolvency. In such events, UCB is obligated to pay us an amount equal to the fair market value of the UCB agreement to us subject, if termination occurs before we and UCB have received the complete data set used to assess the primary efficacy endpoint of the first Phase 3 clinical trial of Cimzia for the treatment of psoriasis, to a minimum amount equal to a multiple of more than one time but less than two times the sum of the development, commercial and medical affairs costs we have incurred, the costs we incur transitioning development and commercialization to UCB and the costs, which we refer to as disruption and transition costs, that we incur as a result of termination, including terminating employees, reducing or disposing of facilities and equipment and terminating or modifying agreements with third parties. The fair market value of the UCB agreement is the amount that a willing buyer would pay to a willing seller in an arm's length transaction for all of our rights under the UCB agreement, plus the disruption and transition costs. UCB is obligated to increase the payments to be made to us described in this paragraph by a tax gross-up equal to the income and other taxes incurred by us with respect to the receipt of such payments and the receipt of such gross-up amount, and if the payment to us is based on the minimum amount calculated above, instead of the determination of the fair market value of the UCB agreement, UCB may offset such payment by the aggregate amount of all development milestone payments that UCB previously paid to us. We and UCB have agreed to cooperate to minimize the amount of such taxes and if the resulting transaction structure results in taxation either to us, our affiliates or our stockholders, then the tax gross-up payment will also include an amount to be paid to such persons sufficient to cause their net tax costs to be no greater than the taxes they would have paid had the consideration received in such transaction been taxed net of basis at the long-term capital gains rate.

        The UCB agreement is also terminable by us after we and UCB have received the complete data set used to assess the primary efficacy endpoint of the first Phase 3 clinical trial of Cimzia for the treatment of psoriasis. In this event, we are obligated to pay the costs of winding down all then-ongoing clinical studies or, if UCB elects to continue the development and commercialization of Cimzia for the treatment of psoriasis, continue to pay the costs for which we would have been responsible under the agreed development plan up to the completion, or the date of termination by UCB, of all then-ongoing clinical studies, reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones when such milestones are achieved. UCB will remain responsible for its share of development costs above the agreed amount and for pediatric clinical studies and its sole responsibility to fund any EMA-specific post-approval studies. If we comply with these development funding obligations and Cimzia is approved for the treatment of psoriasis, UCB is obligated to reimburse us for the net development costs we incur by paying to us a low single-digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all such costs we have incurred have been reimbursed.

        The UCB agreement is also terminable by us following the commercial launch of Cimzia if UCB implements one or more business decision(s) specifically aimed and directed exclusively at Cimzia for the treatment of moderate-to-severe plaque psoriasis alone with the intention of materially benefiting the rest of UCB's Cimzia franchise and that UCB knew or reasonably should have known that such business decision(s) would, and such business decision(s) did, in fact, result in a material decrease in the amount of royalties payable to us under the UCB agreement. We shall have no right to terminate the UCB agreement if UCB (1) initiates corrective action immediately on receipt by it of a notice from us to reverse said material decrease in the amount of royalties payable to us under the UCB agreement and (2) until such corrective action has taken effect so as to reverse such material decrease, UCB has reimbursed us in an amount equivalent to the loss of royalties under the UCB agreement from the date of the implementation of such business decision(s) up to the date of such reversal.

Agreements with Rose U and Stiefel

        In April 2013, we entered into an exclusive license agreement with Rose U pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know-how and data related to DRM04. The license agreement with Rose U included a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel. In connection with the license agreement we entered into a letter agreement with Stiefel pursuant to which we assumed Rose U's obligation to pay Stiefel approximately $2.5 million in connection with the commercialization of products developed using the licensed data and to indemnify Stiefel for claims arising from the use, development or commercialization of products developed using the Stiefel data. The agreements require us to use commercially reasonable efforts to develop and commercialize products using the licensed patent rights, know-how and data.

        Pursuant to these agreements with Rose U and the related agreement with Stiefel with respect to our DRM04 product candidate, we are required to pay additional amounts totaling up to $4.6 million upon the achievement of specified development, commercialization and other milestones under these agreements. In addition, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

        We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon an acquisition of us or our assets that relate to the license agreement, provided that in the event of an acquisition of our assets we must first pay to Stiefel the commercialization payment we are obligated to make on behalf of Rose U, if such amount has not already been paid. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. We may also terminate the license agreement if we determine that development results or market dynamics do not justify further development or commercialization of licensed products, in which case, all patent and technology rights shall revert to Rose U and we will (1) grant Rose U a perpetual nonexclusive license to any improvements owned by us that have been applied to or used with DRM04, at a royalty rate to be mutually agreed through good faith negotiation, and (2) for 120 days after such termination, assist and cooperate with Rose U (at Rose U's expense) in connection with the license of such improvements to Rose U. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product have elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. The last-to-expire issued patent relating to DRM04 that we license under the license agreement with Rose U expires in 2029.

Government Regulation

FDA Drug Approval Process

        In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. As a result of these regulations, pharmaceutical product development and approval are very expensive and time consuming.

        Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

        Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. For dermatology products, Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

        After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States.

        The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with the FDA's good clinical practice requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

        After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Section 505(b)(2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA. An alternative is a special type of NDA, commonly referred to as a Section 505(b)(2), or 505(b)(2), NDA, which enables the applicant to rely, in part, on the FDA's previous approval of a similar product, or published literature, in support of its application.

        505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Biologics

        Cimzia is a biological product. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs and BLA supplements, including review timelines, are very similar to those for NDAs and NDA supplements, and biologics are associated with similar approval risks and costs as drugs.

Post-Approval Requirements

        Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

        Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.

        The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Disclosure of Clinical Trial Information

        Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

Regulation Outside of the United States

        In addition to regulations in the United States, we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Certain countries outside of the United States have a process similar to the FDA's that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and institutional review board, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

        Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Anti-Kickback, False Claims Laws

        In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, or PPACA, as amended, amended the intent element of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exceptions or safe harbor.

Other Federal and State Regulatory Requirements

        The Centers for Medicare & Medicaid Services, or CMS, has issued a final rule pursuant to PPACA that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is expected to be posted in searchable form on a public website beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties.

        In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners and entities in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes. Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Reimbursement

        Sales of any of our product candidates that are approved will depend, in part, on the extent to which the costs of our approved products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If any of our products are approved and these third-party payors do not consider our approved products to be cost-effective compared to other therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our approved products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. In addition, although the U.S. Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal parts of the ACA. These challenges add to the uncertainty of the legislative changes enacted as part of ACA.

        In addition, in some non-U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Manufacturing and Supply

        We currently contract with third parties for the manufacture of our small-molecule drug substances and drug products for preclinical studies and clinical trials and intend to continue doing so in the future. All of our clinical drug product manufacturing activities are in compliance with cGMP. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over the contract manufacturing organizations, or CMOs, with which we contract. We rely on third-party cGMP manufacturers for scale-up and process development work and to produce sufficient quantities of development product candidates for use in clinical and preclinical trials. We currently have development contracts and quality agreements with several CMOs for the manufacturing of our small-molecule drug substances and topical drug products. We anticipate that these CMOs will have capacity to support commercial scale, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue other CMOs for manufacturing supplies for later-stage trials and for commercialization. We currently have no plans to establish a manufacturing capability, but rather plan to continue to rely on third-party cGMP manufacturers for any future trials and commercialization of the small-molecule compounds for which we retain manufacturing responsibility. Under the UCB agreement, UCB retains all responsibilities for the manufacture of Cimzia.

Employees

        As of December 31, 2014, we had 34 regular full-time employees, including 24 in research and development. We had one employee located outside of the United States as of December 31, 2014. From time to time, we also retain independent contractors to support our organization. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Facilities

        Our corporate headquarters are located in Menlo Park, California, where we occupy facilities totaling approximately 18,651 square feet. The term of the lease commenced December 2014 and terminates November 2019, with an option to renew for an additional three-year term. We use our current facilities for our research and development and general and administrative personnel. We believe that our existing facilities are sufficient for our current and near-term needs, and that we will be able to locate additional facilities as needed.

Legal Proceedings

        From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Corporate Information

        We were incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. We changed our name to Dermira, Inc. in September 2011. Our principal executive offices are located at 275 Middlefield Road, Suite 150, Menlo Park, CA 94025, and our telephone number is (650) 421-7200. Our website address is www.dermira.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Available Information

        Our website address is www.dermira.com. The information contained on, or that can be accessed through, our website is not a part of this report. Investors should not rely on any such information in deciding whether to purchase our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, proxy and information statements and amendments to items filed pursuant to Sections 13(a), 14, 15(d) and 16 of the Exchange Act are filed with the U.S. Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such documents and other information filed by the Company with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC's website.

        The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

        The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

        Our portfolio of five product candidates includes three late-stage product candidates, Cimzia (certolizumab pegol), an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, for the treatment of moderate-to-severe plaque psoriasis, DRM04, a topical treatment for hyperhidrosis, or excessive sweating, and DRM01, a topical sebum inhibitor for the treatment of acne. We are also developing DRM02, a topical treatment targeting phosphodiesterase-4 for inflammatory skin diseases, and DRM05, a topical photodynamic therapy for acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. The successful development and commercialization of Cimzia is subject to a number of risks under our development and commercialization agreement with UCB, or the UCB agreement. For more information about these risks, see "—Risks Related to Our Collaboration with UCB." In the future, we may also become dependent on one or more of our early-stage product candidates or any future product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

  •
  our and our partners' ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

  •
  our and our partners' ability to avoid third-party patent interference or intellectual property infringement claims; and

  •
  our ability to in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

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

        We are a clinical-stage specialty biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $31.9 million, $22.4 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $82.6 million.

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

        As of December 31, 2014, we had capital resources consisting of cash and cash equivalents and investments of $163.6 million, including the net proceeds from our initial public offering and the concurrent private placement. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

        We believe that our existing cash and cash equivalents and investments, together with interest thereon, will be sufficient to fund our operations through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash, cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

  •
  costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including post-grant challenges or opposition to third-party patent claims;

  •
  costs associated with prosecuting or defending any litigation that we may become involved in and any damages payable by us that result from such litigation;

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

  •
  slower than expected rates of subject recruitment and enrollment rates in clinical trials resulting from numerous factors, including the prevalence of other companies' clinical trials for their product candidates for the same indication, such as psoriasis, or clinical trials for indications for which patients do not as commonly seek treatment, such as hyperhidrosis;

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

        We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application, or NDA, or biologics license application, or BLA, or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

        To gain approval to market a biologic product such as Cimzia or a new drug such as DRM04 or DRM01, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in the Phase 2 clinical trial for Cimzia in moderate-to-severe plaque psoriasis, a six-point physical global assessment, or PGA, scale was used, and in our Phase 3 clinical trials, we are using a five-point PGA scale similar to the scale that was used to support the approval of Cosentyx. As a result, data from our Phase 2 clinical trial may not accurately predict Phase 3 results. In addition, for DRM04, the results of our Phase 2a and Phase 2b clinical trials may not accurately predict results in our Phase 3 clinical trials that will have larger numbers of patients. Even for a drug such as Cimzia that has been approved for multiple indications, regulatory review processes are lengthy and uncertain.

        The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

  •
  the FDA or the applicable foreign regulatory body may disagree with the design or implementation of one or more clinical trials;

  •
  the FDA or the applicable foreign regulatory body may not deem a product candidate safe and effective for its proposed indication, or may deem a product candidate's safety or other perceived risks to outweigh its clinical or other benefits;

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

  •
  the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, manufacturing, quality control, labeling or specifications of our current or future product candidates;

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

  •
  the FDA or the applicable foreign regulatory body may not approve or grant marketing clearance of a device intended to be used in combination with our product candidates, such as an auto-injector with Cimzia or light source with DRM05; or

  •
  the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

        To oversee the parties' activities in the collaboration, the UCB agreement provides for the establishment of a joint steering committee, joint development team, joint development committee, joint commercialization team and joint commercialization committee on which we each have representation, and while the parties have agreed to make committee decisions by consensus, UCB has final decision-making authority for the overall regulatory, development and commercialization strategy for Cimzia, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales and safety and pharmacovigilance.

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

We have never completed a Phase 3 clinical trial before, and may be unable to successfully do so for any of our product candidates.

        The conduct of a Phase 3 clinical trial is a complicated process. Although our employees have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not completed a Phase 3 clinical trial before, and as a result may require more time and incur greater costs than we anticipate. For example, we commenced the Phase 3 clinical program for Cimzia in December 2014 and intend to commence Phase 3 clinical trials for DRM04 in the second half of 2015. Failure to commence or complete, or delays in, our planned Phase 3 clinical trials, would prevent us from or delay us in obtaining regulatory approval of and commercializing our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments and commercializing Cimzia for the treatment of psoriasis and DRM04 for hyperhidrosis, which would adversely impact our financial performance.

Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

        The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Our product candidates may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

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

  •
  in the case of hyperhidrosis, patients' perception of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;

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

        Enbrel, Humira and Stelara, injectable biologics for the treatment of moderate-to-severe plaque psoriasis, achieved aggregate sales of $4.0 billion in 2012 and we are uncertain whether this market, including off-label use of other injectable biologics for the treatment of psoriasis, has peaked or may still grow and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe plaque psoriasis. In particular, Cimzia's administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira or Enbrel. Even if approved for moderate-to-severe plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other TNF inhibitors or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

        The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter treatments, for a share of some patients' discretionary budgets and for physicians' attention within their clinical practices.

        Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including AbbVie Inc., Actavis plc, Allergan, Inc., Amgen Inc., Anacor Pharmaceuticals, Inc., Anterios, Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Brickell Biotech, Inc., Celgene International, Eisai Co., Ltd., Galderma S.A., GlaxoSmithKline LLC, or GSK, Janssen Biotech, Inc., Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novartis International AG, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

        If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injected products such as Enbrel, Cosentyx, Humira, Remicade and Stelara, and the existence of these products may limit the market size for Cimzia. In addition, Cimzia will compete against oral systemic treatments for psoriasis, which include acitretin, apremilast, methotrexate and cyclosporine, and against a number of approved topical treatments for psoriasis, including branded drugs and generic versions where available. There are a number of other treatments used for psoriasis, including light-based treatments, topical corticosteroids and non-prescription topical treatments. Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles.

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

        Even if Cimzia for the treatment of psoriasis achieves regulatory approval, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are demonstrated to be "highly similar," or "biosimilar," to or "interchangeable" with an FDA-approved biological product. This new pathway could allow competitors to reference the FDA's prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA's prior determinations in approving a BLA for an innovator's biological product to support the biosimilar product's approval. In his proposed budget for fiscal year 2014, President Obama proposed to reduce this 12-year period of exclusivity to seven years and proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as "evergreening." It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for Cimzia. If competitors are able to obtain marketing approval for biosimilars referencing Cimzia or other branded biologic products against which Cimzia competes, Cimzia may become subject to competition from such biosimilars. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

We expect to face generic competition for our product candidates, which could adversely affect our business, financial condition, operating results and prospects.

        Upon the expiration or loss of any patent protection for any of our product candidates that are approved, or upon the "at-risk" launch, despite pending patent infringement litigation against the generic product, by a generic competitor of a generic version of any of our product candidates that are approved, which may be sold at significantly lower prices than our approved product candidates, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects. In particular, our DRM04 product candidate faces competition from generic oral and compounded topical anticholinergic agents. In addition, we may be subject to additional competition from third parties pursuing topical formulations of other anticholingeric agents for hyperhidrosis.

Use of subjective assessments of efficacy by patients, including patient-reported outcome assessments, or PROs, in our DRM04 clinical trials may delay the development of DRM04 or increase our development costs.

        Due to the difficulty of objectively measuring the symptoms of hyperhidrosis, subjective assessments of efficacy by patients are expected to have an important role in the development and regulatory approval of our DRM04 product candidate. Subjective assessments, such as PROs, involve patients' subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, from patient to patient and from site to site within a clinical trial. Furthermore, we have used an existing tool, the Hyperhidrosis Disease Severity Scale, or HDSS, and a new PRO in our Phase 2 clinical program to assess efficacy in a subjective manner. Depending on the feedback we receive from the FDA during our end-of-Phase 2 meeting, we may use one or both tools, along with an objective measure, sweat production, to assess efficacy in our planned

Phase 3 clinical program for DRM04. It is possible that the FDA will not accept either the existing HDSS or the new PRO, or will require changes to the new PRO, potentially delaying clinical development of DRM04, increasing our costs and making additional clinical trials necessary.

Any product candidates that we commercialize, or that any partner with which we may collaborate commercializes, will be subject to ongoing and continued regulatory review.

        Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate's approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and with the FDA's good clinical practice, or GCP, requirements and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

        We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States, including in Canada and Europe. For example, in December 2014, we commenced our Phase 3 clinical program for Cimzia in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

  •
  decreased enrollment rates of clinical trial participants;

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

  •
  distraction of management's attention and other resources from our primary business;

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

        The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, if Cimzia is approved for use in the United States for the treatment of moderate-to-severe plaque psoriasis, due to the design of our Phase 3 clinical trial comparing Cimzia to Enbrel, the prescribing information may not include data comparing the clinical performance of Cimzia and Enbrel and we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia to Enbrel in our marketing materials. Similarly, although our DRM04 product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote DRM04 for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management's attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

        We cannot, however, prevent a physician from using our product candidates outside of those indications for use when in the physician's independent professional medical judgment he or she deems appropriate. Physicians may also misuse our product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our product candidates are misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. Furthermore, the use of our product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

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

        We are currently developing one product candidate, DRM04, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. DRM04 is a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. Reliance on safety findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA could expedite the development program for our product candidates by potentially decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. DRM04 differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for DRM04, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

        In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA's interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

If we or any partners with which we may collaborate are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

        For any of our product candidates that become available only by prescription, successful sales by us or by any partners with which we may collaborate depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates do not demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of hyperhidrosis have received limited or no reimbursement coverage by insurers and, accordingly, coverage for DRM04, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

        In addition, the market for our product candidates will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

        In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

        In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers.

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

        Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The laws and regulations that may affect our ability to operate include:

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

  •
  the federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

        Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

        The manufacturing activities of our third-party suppliers and manufacturers involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our suppliers' or manufacturers' facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party suppliers and manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage.

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

        Under the UCB agreement, UCB is solely responsible for supplying sufficient quantities of Cimzia as well as the comparator drugs and placebo to be used in our Phase 3 clinical trials and any post-approval studies that are conducted. We are not permitted to obtain these materials from any other source. If we experience any interruption in product supply, potentially due to UCB's own dependencies on its suppliers, or due to damage to or destruction of its or its suppliers' facilities or equipment or noncompliance with regulatory requirements, or if we incorrectly forecast our product supply requirements or UCB incorrectly plans its manufacturing production, or if UCB were to allocate supplies of Cimzia to its commercial sales rather than to our development program, it could impact our ability to timely supply our clinical sites, and cause potentially serious delays in the timing of our clinical studies and substantially increased costs if studies need to be adjusted or re-performed.

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

        We have agreed that, during the term of the UCB agreement, except in limited circumstances, we and our affiliates will not clinically develop, seek regulatory approval for or commercialize a biologic TNF inhibitor other than Cimzia, or promote any other biologic TNF inhibitor to any dermatologist in the United States or Canada. If, during the term of the UCB agreement, we acquire or are acquired by a third party that is clinically developing or commercializing a biologic TNF inhibitor, in addition to UCB's termination rights described above, we have agreed to either cease such clinical development or commercialization or divest such product candidate. These exclusivity obligations may inhibit our business opportunities by excluding an important class of products, TNF inhibitors, from potential development or commercialization by us. In addition, any acquirer of us would also be subject to these exclusivity obligations, which will potentially exclude companies that are or would consider developing or commercializing TNF inhibitors from acquiring us, which may reduce the likelihood of our being acquired in a transaction that could be beneficial to our stockholders.

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

UCB has made very limited disclosures, representations, warranties and indemnities to us regarding its ownership of and the validity of the intellectual property related to Cimzia, and that its and our activities in our collaboration will not infringe the intellectual property rights of third parties.

        In the UCB agreement, UCB has made very limited disclosures, representations, warranties and indemnities to us that the development of Cimzia for the treatment of psoriasis and the sale and promotion of Cimzia for the treatment of psoriasis and psoriatic arthritis will not infringe a patent or other intellectual property right of a third party, or that UCB's intellectual property related to Cimzia is valid. If third parties bring claims that the intellectual property relevant to the collaboration and Cimzia infringes the intellectual property rights of such third party, we or UCB could be enjoined from performing our activities under the UCB agreement, exposed to substantial damages or required to pay royalties to such third party, or any combination of these adverse effects. Any third-party royalties that would need to be paid in connection with the activities under our collaboration would be included in our cost of goods and therefore could reduce the financial benefits that we receive from sales of Cimzia. In addition, if a claim is made against us in connection with our collaboration, UCB may control the defense of such claim, and may make different decisions than we would make, potentially exposing us to increased liability.

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

        We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials and other aspects of product development. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA's regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners' marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

        If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites in a timely manner, or do so on commercially reasonable terms or at all. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

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

        We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. UCB is solely responsible for and controls all aspects of the manufacture, distribution and supply of Cimzia. For more information about risks related to the manufacture of Cimzia, see "—Risks Related to Our Collaboration with UCB." Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. We are currently in the process of transitioning the manufacture of certain of our APIs and product candidates to new contract manufacturers, which creates risks of additional cost and delay. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. In particular, we are dependent on our current suppliers of the nonwoven material and foil in our DRM04 finished product, and any need to find and qualify new suppliers for these materials would adversely affect our business. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

        In addition, these contract manufacturers are engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier's or manufacturer's facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

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

        Additionally, any damage to or destruction of our third-party manufacturers' or suppliers' facilities or equipment may significantly impair our ability to have our product candidates manufactured on a timely basis. Furthermore, if a contract manufacturer or supplier becomes financially distressed or insolvent, or discontinues our relationship beyond the term of any existing agreement for any other reason, this could result in substantial management time and expense to identify, qualify and transfer processes to alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

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

  •
  difficulty in establishing optimal production, storage, packaging and shipment methods and processes;

  •
  challenges in designing effective drug delivery substances and techniques;

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

        The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. In order to fund further development of our product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the partner's resources and experience, the terms and conditions of the proposed collaboration and the proposed partner's evaluation of a number of factors. Those factors may include the design or results of clinical trials; the likelihood of approval by the FDA or other regulatory authorities; the potential market for the subject product candidate; the costs and complexities of manufacturing and delivering such product candidate to patients; the potential of competing products; any uncertainty with respect to our ownership of our intellectual property; and industry and market conditions generally. The partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential partners. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners.

        Collaborations typically impose detailed obligations on each party, such as those required under the UCB agreement. If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to our partners' product candidates, in which we have invested substantial time and money, would be lost.

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

        Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of the Board, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Operating Officer and Chief Financial Officer, Andrew L. Guggenhime; our Executive Vice President, Product Development, Luis C. Peña; and our Vice President, Corporate Development and Strategy, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

        We currently have limited marketing capabilities and no sales organization. To commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. To commercialize Cimzia, we also intend to leverage the commercial infrastructure of our partner UCB in selected areas such as managed care and patient access, which will provide us with resources and expertise in these areas that are greater than we could initially build ourselves. If we are unable to utilize UCB's resources and expertise in this way, the cost, time and complexity involved in developing our own commercial infrastructure will likely increase. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. The inability to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

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

        Our strategy is to in-license and acquire product candidates and we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention in order to develop acquired products, product candidates or technologies;

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

        Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on development funding and the achievement of development and clinical milestones under the UCB agreement, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

  •
  our ability and third parties' abilities to protect intellectual property rights;

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

        As of December 31, 2014, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $61.5 million, $44.5 million and $3.5 million, respectively. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that transactions we have completed over the past three years, including our initial public offering, may have triggered an

"ownership change" limitation. We are currently in the process of completing a Section 382 analysis, and our ability to use the remaining NOL carryforwards may be limited if we have experienced an ownership change in connection with prior changes in stock ownership, including our initial public offering. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

        Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers' and suppliers' facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners' or manufacturers' disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

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

        Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any existing patents or any patents we might obtain or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable if challenged in post-grant proceedings or by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

        Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to anticholinergic agents to control hyperhidrosis and because DRM04 is a form of a generic anticholinergic agent, the patent protection available for DRM04 may not prevent competitors from developing and commercializing similar products. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

  •
  any patents we obtain or our licensors' issued patents may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

  •
  any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and

  •
  we may not develop additional proprietary technologies that are patentable.

        Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to DRM01 and DRM04 will expire between 2020 and 2033. The issued U.S. patents relating to Cimzia will expire in 2024.

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

        For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or USPTO, is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a "first-to-file" system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

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

        Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors' ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

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

        We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties' intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are ultimately established as invalid. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents.

        There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including:

  •
  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

  •
  substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party's rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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

        Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party's intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

        The occurrence of any of the foregoing could adversely affect our business, financial condition or operating results.

We may become involved in lawsuits or other adverse proceedings to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

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

        Interference, derivation or other proceedings such as inter partes review, post-grant review and reexamination brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

  •
  the public's response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

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

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ending December 31, 2015. However, for as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We will incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

        As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Global Select Market, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

        Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2014, we had 24.6 million shares of common stock outstanding. Approximately 16.8 million shares are currently restricted as a result of lock-up and market standoff agreements and will become eligible for sale in the public market on April 1, 2015. Additionally, shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our directors, executive officers and their respective affiliates exert significant influence over us and could impede a change of corporate control.

        Our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 49.7% of our outstanding common stock as of December 31, 2014. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

We are an "emerging growth company" as defined in the JOBS Act and cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company" as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements and exemption from the auditor's attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1 billion or more, (2) the last day of 2019, (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 18,651 square feet of office space in Menlo Park, California under a lease that expires in November 2019. Thereafter, at our option, we may extend the term for an additional three years to November 2022. We use our current facilities for our research and development and general and administrative personnel. We believe that our existing facilities are sufficient for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

        Our common stock has been listed on The NASDAQ Global Select Market under the symbol "DERM" since October 3, 2014. Prior to that date, there was no public trading market for our common stock. Our initial public offering, or IPO, was priced at $16.00 per share on October 3, 2014. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market:

	Low	High
Fiscal Year ending December 31, 2014
Fourth Quarter (beginning October 3, 2014)	$12.68	$22.94

        On March 19, 2015, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $15.21 per share.

Holders of our Common Shares

        As of March 19, 2015, there were 24,670,911 shares of our common stock issued and outstanding with 57 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our available funds and future earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our loan and security agreement with Square 1 Bank currently restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning our equity compensation plans required by this item is incorporated by reference herein to the section in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled "Equity Compensation Plan Information."

Use of Proceeds from IPO

        On October 2, 2014, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-1 (File No. 333-198410) effective for our IPO, which closed on October 8, 2014. The offering did not terminate before all of the securities registered in the registration statement were sold. Citigroup Global Markets Inc. and Leerink Partners LLC acted as joint book-running managers for the offering and Guggenheim Securities, LLC and Needham & Company, LLC acted as co-managers.

        We registered 7,812,500 shares of our common stock. All of the shares sold in our IPO were sold by us, at a price to the public of $16.00 per share. The aggregate public offering price of the offering amount registered was $125.0 million. As a result of our sale of 7,812,500 shares of our common stock in the IPO, we received net proceeds of $112.8 million, after deducting total expenses of $12.2 million, consisting of underwriting discounts and commissions of $8.7 million and offering-related expenses of $3.5 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

        As of March 19, 2015, the majority of the net proceeds from the IPO have been invested in money market funds, repurchase agreements and highly-liquid, highly-rated corporate debt. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 3, 2014 pursuant to Rule 424(b). Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

Unregistered Sales of Equity Securities

        We made no sales of unregistered securities during the quarter ended December 31, 2014 that we have not previously reported.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following stock performance graph compares our total stock return with the total return for (1) The NASDAQ Composite Index and (2) The NASDAQ Biotechnology Index for the period from October 3, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.55 on October 3, 2014 and in The NASDAQ Composite Index and The NASDAQ Biotechnology Index on October 3, 2014 and the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

CUMULATIVE TOTAL RETURN
Among Dermira, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the following selected consolidated financial data together with the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements.

	Year Ended December 31,
	2014	2013	2012
Collaboration revenue from a related party (1)	$7,300	$—	$—
Operating expenses:
Research and development	30,710	17,937	17,055
General and administrative	8,288	4,366	3,148

Total operating expenses	38,998	22,303	20,203

Loss from operations	(31,698)	(22,303)	(20,203)
Interest and other income (expense), net	7	(38)	(51)
Interest expense	(153)	(9)	—

Loss before taxes	$(31,844)	$(22,350)	$(20,254)
Provision for income taxes	31	—	—

Net loss	(31,875)	(22,350)	(20,254)

Net loss per share, basic and diluted	$(4.96)	$(27.03)	$(27.99)

Weighted-average common shares used to compute net loss per share, basic and diluted	6,426,022	826,757	723,607

(1)
To date, all of our revenue has been generated from meeting the first milestone under our collaboration agreement with UCB Pharma S.A., a related party, and we have not generated any commercial product revenue. Revenue for the year ended December 31, 2014 was $7.3 million. See the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Revenue" for a more detailed description of our revenue recognition policy with respect to this agreement.

	As of December 31,
	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$97,151	$22,144
Working capital	93,573	17,973
Long-term investments	66,483	—
Total assets	178,221	26,871
Convertible preferred stock	—	59,588
Additional paid-in capital	236,414	970
Accumulated deficit	(82,649)	(50,774)
Total stockholders' equity (deficit)	153,579	(49,803)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a specialty biopharmaceutical company focused on bringing innovative and differentiated products to dermatologists and their patients. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our strategy is to leverage this experience to in-license, acquire, develop and commercialize products that we believe can be successful in the dermatology marketplace. Our portfolio of five product candidates targets significant market opportunities and includes three late-stage product candidates, Cimzia (certolizumab pegol), which we are developing in collaboration with UCB Pharma S.A., a related party, or UCB, for the treatment of moderate-to-severe plaque psoriasis, DRM04, which we are developing for the treatment of hyperhidrosis, or excessive sweating, and DRM01, which we are developing for the treatment of acne.

        Since our founding in 2010, we have executed three transactions resulting in a portfolio of five product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC and Stiefel Laboratories, Inc., a GSK Company, or Stiefel, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

        Our three late-stage product candidates are:

  •
  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. We have entered into an agreement to collaborate with UCB to develop Cimzia for the treatment of moderate-to-severe plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada;

  •
  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of hyperhidrosis; and

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

        Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We do not have any approved products and have never generated any revenue from product sales or otherwise. We have financed our operations primarily through the sale of equity securities and convertible debt securities from which we raised $233.7 million of net cash from our inception through December 31, 2014, including the net proceeds from our initial public offering, or IPO, and private placement with UCB, which were $112.8 million and $7.5 million, respectively.

        We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $82.6 million. We incurred net losses of $31.9 million, $22.4 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Financial Operations Overview

Revenue

        In December 2014, we recognized as revenue the first development milestone payment of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia in connection with our development and commercialization agreement with UCB, a related party, or the UCB agreement. Under the UCB agreement, we may generate revenue from development-, regulatory- and sales-based milestone payments and royalties. Under our Right of First Negotiation Agreement with Maruho Co., Ltd., or Maruho, if we enter into an exclusive license to develop and commercialize any of our product candidates with Maruho, we may generate license revenue. Other than the revenue we may generate in connection with these agreements, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaborative agreements with third parties.

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

        During the year ended December 31, 2014, external costs associated with our three late-stage product candidates, Cimzia, DRM04 and DRM01, were $5.6 million, $10.3 million and $3.3 million, respectively, or 18%, 34% and 11%, respectively, of our total research and development expenses. For the year ended December 31, 2014, Cimzia external costs increased by the full $5.6 million from none in the prior year as we did not acquire the rights to develop Cimzia for the treatment of moderate-to-severe psoriasis under our collaboration with UCB until March 2014. For the year ended December 31, 2014, DRM04 external costs increased by $6.5 million over the prior year due to the advancement of the program into two Phase 2b clinical trials beginning in the second half of 2013. For our DRM01 product candidate, external costs for the year ended December 31, 2014 increased by $0.3 million compared to the prior year due primarily to an increase in costs associated with the Phase 2a clinical trial. For the year ended December 31, 2014, total external costs for DRM02 and DRM05, combined, were $3.1 million, or 10% of our total research and development expenses.

        During the year ended December 31, 2013, external costs associated with DRM05 totaled $3.7 million, or 21% of our total research and development expenses, a decrease of $4.5 million from the prior year. During the year ended December 31, 2013, external costs associated with DRM01 and DRM02, combined, totaled $5.7 million, or 32% of our total research and development expenses, an increase of $0.8 million from the prior year. This increase was due to both product candidates moving forward to Phase 2a clinical trials. The addition of our DRM04 product candidate in April 2013 and subsequent research and development activities resulted in external costs of $3.8 million, or 21% of our total research and development expenses, during the year ended December 31, 2013.

        During the year ended December 31, 2012, development work was ongoing for DRM01, DRM02 and DRM05. During this period, external costs associated with DRM05 totaled $8.2 million, or 48% of our total research and development expenses, and external costs associated with DRM01 and DRM02, combined, totaled $4.9 million, or 29% of our total research and development expenses.

        For each of the above periods, the balance of our research and development expenses were comprised primarily of internal costs.

        We expect our future research and development efforts will be focused on our late-stage clinical programs, Cimzia, DRM04 and DRM01. We and UCB commenced our Phase 3 clinical program for Cimzia in December 2014. For DRM04, we intend to commence a Phase 3 clinical program in the second half of 2015, subject to an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA. For DRM01, we filed a U.S. investigational new drug application, or IND, with the FDA in January 2015 and intend to commence a Phase 2b clinical program, which would include one or more clinical trials, in the first half of 2015. We also expect to continue to evaluate our early-stage product candidates, DRM02 and DRM05, to determine which, if any, we would advance into later stages of development. We expect our research and development expenses to increase substantially in the future as we continue development of our product candidates.

General and Administrative Expenses

        Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation and travel expenses, for personnel in our executive, finance, corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation, information technology-related and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional services fees for auditing, tax and general legal services.

        We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors' and officers' liability insurance premiums and investor relations activities.

Interest and Other Income (Expense), Net

        Interest income consists primarily of interest received or earned on our cash and cash equivalents and investments. Other income (expense) primarily includes gains and losses from the re-measurement of our convertible preferred stock warrant liability and gains and losses on our foreign currency transactions.

        We discontinued recording adjustments to the estimated fair value of our convertible preferred stock warrant liability on the effective date of our IPO and converted the instrument into a warrant to purchase shares of our common stock. As a result of the conversion of the shares underlying the warrant from preferred stock to common stock, we also reclassified our convertible preferred stock warrant liability to additional paid-in capital, a component of stockholders' equity (deficit). See also "—Critical Accounting Policies and Significant Estimates—Estimated Fair Value of Convertible Preferred Stock Warrant."

Interest Expense

        Interest expense consists of cash and non-cash interest costs related to our bank term loan. The non-cash interest costs consist of the amortization of the fair value of the warrant that was issued to the lender in connection with our bank term loan and the accretion of the balloon payment required to be paid upon final repayment of the term loan.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Collaboration revenue from a related party	$7,300	$—	$7,300	*
Operating expenses:
Research and development	30,710	17,937	12,773	71%
General and administrative	8,288	4,366	3,922	90

Total operating expenses	38,998	22,303	16,695	75

Loss from operations	(31,698)	(22,303)	(9,395)	42
Interest and other income (expense), net	7	(38)	45	*
Interest expense	(153)	(9)	(144)	*

Loss before provision for income taxes	(31,844)	(22,350)	(9,494)	42
Provision for income taxes	31	—	31	*

Net loss	$(31,875)	$(22,350)	$(9,525)	43%

*
Percentage not meaningful

        Revenue.    We recognized collaboration revenue from a related party of $7.3 million during the year ended December 31, 2014 for the achievement of a substantive milestone, the dosing of the first patient in the Phase 3 program for Cimzia, pursuant to our development and commercialization agreement with UCB.

        Research and Development.    Research and development expenses increased $12.8 million, or 71%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $6.5 million increase in external costs related to our DRM04 product candidate, a $5.6 million increase in external costs related to our Cimzia product candidate and a $3.7 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $2.9 million decrease in external costs associated with our DRM02 product candidate.

        General and Administrative.    General and administrative expenses increased $3.9 million, or 90%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase reflects a $2.7 million increase in personnel-related expenses due to increased headcount and incentive compensation expenses, $0.8 million of legal and consulting services incurred in the evaluation, due diligence and negotiations associated with the UCB collaboration transaction in the first quarter of 2014 and a $0.6 million increase in audit and accounting consultation expenses. These increases in general and administrative expenses in 2014 were partially offset by a transaction advisory fee of $0.5 million incurred in 2013 but not in 2014 in connection with the agreement we entered into with Maruho.

        Interest and Other Income (Expense), Net.    Amounts recorded in interest and other income (expense), net for the year ended December 31, 2014 were primarily related to interest income earned on our cash and equivalents and investments, expenses from the re-measurement of our convertible preferred stock warrant liability, losses on our foreign currency transactions relating to our Canadian subsidiary and payments made to non-U.S. third-party service providers. For the year ended December 31, 2013, amounts recorded in interest and other income (expense), net were primarily related to foreign currency exchange losses relating to our Canadian subsidiary and payments made to non-U.S. third-party service providers.

        Interest Expense.    The increase in interest expense was due to a full year of interest incurred on borrowings of $2.0 million under the bank term loan we entered into in December 2013 and amended in September 2014.

        Provision for Income Taxes.    The provision for income tax relates to an increase in the deferred tax liability of our Canadian subsidiary as a result of a change in the Canadian corporate tax rate.

  Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,937	$17,055	$882	5%
General and administrative	4,366	3,148	1,218	39

Total operating expenses	22,303	20,203	2,100	10

Loss from operations	(22,303)	(20,203)	(2,100)	10
Interest and other income (expense), net	(38)	(51)	13	(25)
Interest expense	(9)	—	(9)	*

Net loss	$(22,350)	$(20,254)	$(2,096)	10%

*
Percentage not meaningful

        Research and Development.    Research and development expenses increased $0.9 million, or 5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was due to increases in external costs of $3.6 million related to our DRM04 product candidate and

$0.8 million related to our DRM01 and DRM02 product candidates, and internal costs of $1.0 million, partially offset by a decrease in external costs of $4.5 million related to our DRM05 product candidate.

        The increase in external costs of $3.6 million related to our DRM04 product candidate was primarily due to our preparation for, and commencement of, one Phase 2b clinical trial that we initiated for this product candidate in the fourth quarter of 2013. The increase in external costs of $0.8 million related to our DRM01 and DRM02 product candidates was primarily due to our commencement of Phase 2a clinical trials in 2013. The increase in internal costs of $1.0 million was primarily due to an increase in headcount. The decrease in external costs of $4.5 million related to our DRM05 product candidate was primarily due to the completion of clinical trials in mid-2013, a decrease in costs associated with the development and manufacture of the device used as part of the photodynamic therapy, and $1.0 million in milestone-related expenses related to a licensing agreement with Valeant Pharmaceuticals Luxembourg S.à.r.l. that were incurred in 2012 but not in 2013.

        General and Administrative.    General and administrative expenses increased $1.2 million, or 39%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to the transaction advisory fee of $0.5 million incurred in the first quarter of 2013 related to the Maruho agreement we entered into in March 2013 and professional services fees of $0.5 million related to higher audit and legal fees.

        Interest and Other Income (Expense), Net.    The $13,000 decrease in interest and other income (expense), net for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due primarily to lower foreign currency exchange losses incurred by us in 2013 relating to our Canadian subsidiary and lower payments made to our non-U.S. third-party service providers.

        Interest Expense.    The increase in interest expense was due to interest incurred on borrowings of $2.0 million under the bank term loan we entered into in December 2013 and amended in September 2014.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities. On October 2, 2014, the SEC declared our registration statement on Form S-1 effective for our IPO, which closed on October 8, 2014. The offering price of the shares sold in the IPO was $16.00 per share. We received net proceeds of $112.8 million, after deducting total expenses of $12.2 million, consisting of underwriting discounts and commissions of $8.7 million and offering-related expenses of $3.5 million. Concurrent with our IPO, we raised $7.5 million through the sale of shares of our common stock in a private placement with UCB. Prior to our IPO, we financed our operations primarily with $113.4 million in net proceeds from the issuance and sale of equity securities and convertible debt securities. In addition, we received $10.0 million related to our agreement with Maruho entered into in March 2013, and $2.0 million in bank financing under a $7.5 million bank loan agreement entered into in December 2013 and amended in September 2014. As of December 31, 2014, we had $163.6 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

        Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures. As of December 31, 2014, we had an accumulated deficit of $82.6 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Therefore, we will need to raise additional capital to fund our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available.

        We believe that existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

        The following table shows a summary of our cash flows for each of the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(31,404)	$(12,157)	$(17,253)
Investing activities	(109,480)	(50)	(36)
Financing activities	174,098	26,479	12,064

Net increase (decrease) in cash and cash equivalents	$33,214	$14,272	$(5,225)

        Operating Activities.    Net cash used in operating activities was $31.4 million for the year ended December 31, 2014 and consisted primarily of our net loss of $31.9 million, an increase in collaboration receivable from a related party of $7.3 million associated with our collaboration revenue earned under the UCB agreement, and a $1.8 million increase in prepaid expenses and other assets as a result of higher prepaid directors and officers insurance, higher accrued interest associated with our investments and restricted cash associated with our building lease agreement. Net cash used in operating activities was partially offset by $4.3 million and $3.2 million increases in accrued liabilities and accounts payable, respectively. The increases in accounts payable and accrued liabilities were primarily due to higher research and development costs and employee compensation accruals.

        Net cash used in operating activities was $12.2 million for the year ended December 31, 2013 and consisted primarily of our net loss of $22.4 million, partially offset by a $10.0 million increase in deferred revenue related to our agreement with Maruho. Net cash used in operating activities was $17.3 million for the year ended December 31, 2012 and consisted primarily of our net loss of $20.3 million, partially offset by increases in accounts payable and accrued liabilities of $1.2 million and $1.5 million, respectively. The increases in accounts payable and accrued liabilities were primarily due to higher clinical trial expenses.

        Investing Activities.    Net cash used in investing activities for the year ended December 31, 2014 was $109.5 million and was primarily due to purchases of investments from the proceeds received in our IPO and private placement in October 2014.

        Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $50,000 and $36,000, respectively. The amounts were for purchases of property and equipment.

        Financing Activities.    Cash provided by financing activities of $174.1 million for the year ended December 31, 2014 was primarily due to net proceeds of (1) $112.8 million and $7.5 million from the sale of common stock in our IPO and concurrent private placement, respectively, in October 2014,

(2) $48.8 million from the sale of our Series C convertible preferred stock in August 2014 and (3) $5.0 million from the sale of our Series B convertible preferred stock in April 2014.

        Net cash provided by financing activities was $26.5 million for the year ended December 31, 2013 and consisted primarily of the net proceeds of $24.5 million from the sale of our Series B convertible preferred stock in March 2013 and borrowings of $2.0 million under our bank term loan. Net cash provided by financing activities was $12.1 million for the year ended December 31, 2012 and consisted of the net proceeds from the sale of our Series A convertible preferred stock in August 2012.

Operating and Capital Expenditure Requirements

        We have incurred losses since our inception. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may not be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

        Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2014:

	Payment Due by Period
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations(1)	$2,000	$—	$2,000	$—	$—
Interest expense payments(2)	453	117	336	—	—
Operating lease obligations(3)	6,140	1,178	2,463	2,499	—

Total Contractual obligations	$8,593	$1,295	$4,799	$2,499	$—

(1)
Debt obligations are comprised of a bank term loan agreement that we entered into in December 2013 and amended in September 2014.

(2)
Represents interest payments on our outstanding debt under our bank term loan agreement.

(3)
Operating lease obligations include total future minimum rent payments under a non-cancelable operating lease agreement associated with our Menlo Park, California facility. The operating lease obligation amounts in the table above do not include approximately $1.4 million of additional rent due over the period of the operating lease agreement to cover our share of facility expenses.

        Pursuant to the UCB agreement, we are responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount greater than $75.0 million and less than $95.0 million, plus our internal development costs. Any development costs in excess of this amount or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. The dosing of the first patient in the Phase 3 program for Cimzia, which occurred in December 2014, triggered a $7.3 million development milestone payment from UCB, which we received in the first quarter of 2015. As a result of achieving this milestone, there is $28.7 million in remaining development milestone payments that we are eligible to receive. These amounts are not included in the table above.

        Per the terms of our agreement with our CRO for the Cimzia Phase 3 program, or the Cimzia CRO, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in accrued liabilities in our consolidated balance sheet until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. These amounts are not included in the table above.

        In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Rose U and related agreement with Stiefel with respect to our DRM04 product candidate, we are required to pay additional amounts totaling up to $4.6 million upon the achievement of specified development, commercialization and other milestones under these agreements. In addition, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. In the future, we may owe milestone- and royalty-based payments under our license agreements for our two early-stage product candidates, DRM02 and DRM05. These amounts are not included in the table above.

Segment Information

        We have one primary business activity and operate in one reportable segment.

Loan and Security Agreement

        In December 2013, we entered into a loan and security agreement, or the Loan Agreement, with Square 1 Bank, or the Bank, which provides for two term loans available to us of $2.0 million and $5.5 million, respectively. In September 2014, we entered into an amendment to the Loan Agreement. The amendment was accounted for as a modification because the terms of the amendment were not substantially different from the terms of the Loan Agreement. Borrowings under the term loans bear interest at the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan is funded; or (2) 5.50%, which rate will be fixed on the date of funding of the term loan. We may prepay borrowings without paying a penalty or premium.

        On the closing date of the Loan Agreement, we borrowed $2.0 million under the first term loan, or Term Loan A. Borrowings under Term Loan A mature in December 2018 and are secured by all of our assets other than our intellectual property, subject to certain limited exceptions, and bear interest at a rate of 5.77% per annum. Borrowings under Term Loan A are to be repaid over a period of 60 months as follows: (1) commencing on January 11, 2014, 30 monthly payments of interest only; and (2) commencing on June 19, 2016, 30 equal monthly payments of $66,666.67, plus interest. Upon final repayment of Term Loan A, we are required to pay the Bank a fee of $120,000. We are accruing this fee monthly over the loan term on a straight-line basis and are recording it as interest expense in our consolidated statements of operations.

        The second term loan, or Term Loan B, of $5.5 million is available to us any time between the date on which our board of directors determines that we have achieved certain positive top-line Phase 2 clinical trial results and September 30, 2015. In August 2014, our board of directors determined we achieved positive top-line Phase 2 clinical trial results from two of our Phase 2 programs, which satisfied the condition to our ability to borrow funds under Term Loan B. As a result, we are now entitled to borrow funds under Term Loan B. Borrowings, if any, under Term Loan B would be repaid over a period of months as follows: (1) commencing on the 11th day following the date of Term Loan B, monthly payments of interest only to the earlier of (a) June 19, 2016 or (b) six months following the date of Term Loan B; and (2) commencing on the last day of the month immediately following the interest only end date, equal monthly payments of principal, plus interest, to the maturity in December 2018. Upon final repayment of Term Loan B, we would be required to pay the Bank a fee equal to 2.75% of the original principal amount borrowed under Term Loan B.

        The Loan Agreement is subject to certain representations and warranties, certain affirmative and negative covenants, certain conditions and events of default that are customarily required for similar financings. As of December 31, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

        In connection with the Loan Agreement, we agreed to issue the Bank a warrant to purchase up to 17,805 shares of our Series B convertible preferred stock, with an exercise price of $8.4245 per share. The number of shares issuable pursuant to the warrant at any date is 8,902 shares plus 1% of the amount drawn through that date under the Loan Agreement divided by 8.4245. Following the entry into the Loan Agreement and the concurrent funding of Term Loan A, the warrant was exercisable for 11,276 shares of Series B convertible preferred stock, consisting of the 8,902 initial shares related to the Loan Agreement and an additional 2,374 shares related to the draw-down of Term Loan A. On the effective date of our IPO, the warrant to purchase shares of preferred stock was converted to a warrant to purchase shares of common stock. In October 2014, the Bank exercised the common stock warrant on a non-cash basis for 4,804 shares of our common stock.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

JOBS Act

        In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. The JOBS Act permits us, as an emerging growth company, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies and thereby allows us to delay the adoption of those standards until those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Polices and Significant Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management's estimates. To the extent that there are material differences between these estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations and cash flows will be affected.

        While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported consolidated financial results, as these policies relate to the more significant areas involving management's judgments and estimates.

Revenue Recognition

        We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

  Multiple Element Arrangements

        We evaluate revenue from our agreement with UCB to determine whether the components of the arrangement represent separate units of accounting. We consider whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. Factors considered include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for its intended purpose without the receipt of the remaining elements and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. To date, our agreement with UCB has two deliverables, or two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of the execution of this arrangement, potential future payments received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, payments will be recognized in their entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Royalties and sales-based milestone payments will be recognized as revenue when earned and realizable. Non-refundable fees for which we have no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

  Milestones and Other Contingent Payments

        We have adopted the milestone method as described in Accounting Standards Codification ("ASC") 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either the company's performance or a specific outcome resulting from the company's performance; and (3) if achieved, the event would result in additional payments being due to the company. Contingent payments which do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If we have no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

        Our agreement with UCB provides for payments to be paid to us upon the achievement of development, regulatory and sales milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty as to whether any such milestones would be achieved at the time the agreement was executed. We evaluate whether the development and regulatory milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor's performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

Accrued Research and Development Expenses

        We record accruals for estimated costs of research, preclinical and clinical studies, and drug and process manufacturing development, which are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through fees for regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event we make advance payments, the payments are recorded as a prepaid asset and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

        In addition, the Cimzia CRO can earn bonuses or incur penalties based on the achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would accrue the full amount of such bonus in the period in which the bonus is earned. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, we would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

        We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences from our accrued estimated expenses to the actual expenses. However, variations in the assumptions used to estimate accruals, including variations in the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to research and development expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Stock-Based Compensation

        We maintain an equity incentive plan under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, officers, directors, consultants and advisors. In addition, we maintain an employee stock purchase plan under which employees may purchase shares of the Company's common stock through payroll deductions.

        We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expenses are classified in the consolidated statements of operations and comprehensive loss based on the functional area to which the related recipients belong.

        We estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.0	6.1	6.0
Expected volatility	66.0%	76.0%	71.0%
Risk-free interest rate	1.9%	1.3%	1.1%
Expected dividend rate	0.0%	0.0%	0.0%

        The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

  •
  Expected term:  Due to the limited exercise history of our own stock options, we determined the expected term based on the terms used by companies that are in a similar industry and life-cycle and have comparable market capitalization.

  •
  Expected volatility:  Prior to our IPO, our common stock had never been publicly traded. The expected volatility was derived from the average historic volatilities of several unrelated public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the option. As a public company, we will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

  •
  Risk-Free Interest Rate:  We determine the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

  •
  Expected Dividend Rate:  We have never paid any dividends and do not anticipate paying any dividends in the foreseeable future, and therefore, have used an expected dividend rate of zero in the valuation model.

        In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our options. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation as the cumulative effect of adjusting the rate is recognized in the period in which we change the forfeiture estimate. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the stock-based compensation recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the stock-based compensation recognized in our consolidated financial statements.

        We will continue to use judgment in evaluating the expected term, expected volatility and forfeiture rate related to our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may make refinements to the estimates of our expected terms, expected volatility and forfeiture rates that could materially impact our future stock-based compensation.

Estimated Fair Value of Convertible Preferred Stock Warrant

        Prior to our IPO, the freestanding warrant to purchase shares of our convertible preferred stock was classified as a liability on the consolidated balance sheet and carried at its estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period were recorded in interest and other income (expense), net. The consummation of our IPO resulted in the conversion of all classes of shares of our preferred stock into shares of common stock. Upon such conversion of the shares of underlying classes of preferred stock, the warrant was reclassified as a component of equity and no longer subject to re-measurement.

Impairment of Long-Lived Assets

        We assess changes in the performance of our product candidates in relation to our expectations, and industry, economic, and regulatory conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property and equipment, goodwill and in-process research and development, or IPR&D.

        We periodically evaluate whether current facts or circumstances indicate that the carrying values of our long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value to determine whether impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. If quoted market prices are not available, we will estimate fair value using a discounted value of estimated future cash flows approach.

        Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired in connection with the acquisition of Valocor. We test goodwill for impairment on an annual basis as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. Some of the factors considered in the assessment include general macro-economic conditions, conditions specific to the industry and market, and the successful development of our product candidates. If we conclude it is more likely than not that the fair value of the goodwill is less than its carrying amount, a quantitative fair value test is performed.

        IPR&D represents the fair value assigned to incomplete research projects that we acquired through the acquisition of Valocor which, at the time of acquisition, had not reached technological feasibility. The amount was capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the project. We test IPR&D for impairment annually as of October of each year, or more frequently, if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed.

        We have not recorded any impairment of our long-lived assets to date.

Deferred Tax Assets and Liabilities and Uncertain Tax Positions

        We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish a valuation allowance when necessary to reduce deferred tax assets to the amount we expect to be realizable. Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that they will be sustained upon examination. If the tax positions are not more likely than not to be sustained upon examination, we record reserves against those positions. Interest and penalties related to unrecognized tax benefits are included within our provision for income tax.

        As of December 31, 2014, we had net operating loss, or NOL, carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $61.5 million, $44.5 million and $3.5 million, respectively. Of these amounts, $0.1 million and $2,300, respectively, represent federal and state tax deductions from stock-based compensation that will be recorded as an adjustment to additional paid-in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

        As of December 31, 2014, we also had research and development credit carryforwards of $0.5 million, $0.5 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards have no expiration dates.

        Our future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future.

Recent Accounting Pronouncements

        In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, or ASU 2014-15, which is an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. ASU 2014-15 establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will evaluate the guidance under ASU No. 2014-15 and present the required disclosures in our consolidated financial statements at the time of adoption.

        In June 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, or ASU 2014-10, which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, Development Stage Entities, or ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810, Consolidation. As a result of the changes, entities which meet the former definition of a development stage entity will no longer be required to: (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, Risks and Uncertainties, that apply to companies that have not commenced planned principal operations. Finally, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities.

        Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public entities and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

        We have adopted ASU 2014-10 effective as of its issuance date. Adoption of this standard had no impact on our consolidated financial position, results of operations, or cash flows; however, the presentation of the consolidated financial statements and related disclosures in the notes to the consolidated financial statements has been changed to eliminate the disclosures that are no longer required.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11, that provides for disclosure requirements related to unrecognized tax benefits in certain situations. We adopted ASU 2013-11 in the first quarter of 2014 and adoption of this standard did not have material impact on our consolidated results of operations or financial position.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

  Interest Rate Risk

        As of December 31, 2014, we had cash and cash equivalents and investments of $163.6 million, which consisted of money market funds, repurchase agreements and corporate debt. These interest-

earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

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

  Foreign Exchange Risk

        Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange losses were $57,000, $43,000 and $57,000 for the years ended December, 2014, 2013 and 2012, respectively, are included in interest and other income (expense), net in our consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

        A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dermira, Inc.

        We have audited the accompanying consolidated balance sheets of Dermira, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermira, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California
March 25, 2015

DERMIRA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$55,358	$22,144
Short-term investments	41,793	—
Collaboration receivable from a related party	7,300	—
Prepaid expenses and other current assets	1,012	344

Total current assets	105,463	22,488
Property and equipment, net	192	61
Long-term investments	66,483	—
Intangible assets	3,520	3,520
Goodwill	771	771
Other assets	1,792	31

Total assets	$178,221	$26,871

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,563	$2,322
Accrued liabilities	6,327	1,999
Convertible preferred stock warrant liability	—	61
Bank term loan, current portion	—	133

Total current liabilities	11,890	4,515
Long-term liabilities:
Deferred revenue	10,000	10,000
Bank term loan, net of current portion	1,936	1,786
Deferred tax liability	816	785

Total liabilities	24,642	17,086

Commitments and contingencies (Note 9)
Convertible preferred stock, $0.001 par value per share; no shares and 10,107,111 shares authorized as of December 31, 2014 and 2013, respectively; no shares and 9,540,158 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	59,588
Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2014; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock: $0.001 par value per share; 500,000,000 shares authorized as of December 31, 2014; 24,628,670 and 901,308 shares issued and outstanding as of December 31, 2014 and 2013, respectively	25	1
Additional paid-in capital	236,414	970
Accumulated other comprehensive loss	(211)	—
Accumulated deficit	(82,649)	(50,774)

Total stockholders' equity (deficit)	153,579	(49,803)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$178,221	$26,871

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Collaboration revenue from a related party	$7,300	$—	$—
Operating expenses:
Research and development	30,710	17,937	17,055
General and administrative	8,288	4,366	3,148

Total operating expenses	38,998	22,303	20,203

Loss from operations	(31,698)	(22,303)	(20,203)
Interest and other income (expense), net	7	(38)	(51)
Interest expense	(153)	(9)	—

Loss before taxes	(31,844)	(22,350)	(20,254)
Provision for income taxes	31	—	—

Net loss	$(31,875)	$(22,350)	$(20,254)

Net loss per share, basic and diluted	$(4.96)	$(27.03)	$(27.99)

Weighted-average common shares used to compute net loss per share, basic and diluted	6,426,022	826,757	723,607

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Loss	$(31,875)	$(22,350)	$(20,254)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(211)	—	—

Total comprehensive loss	$(32,086)	$(22,350)	$(20,254)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	4,317,268	$23,025	901,308	$1	$512	$—	$(8,170)	$(7,657)
Issuance of Series A convertible preferred stock, net of issuance costs of $36	2,255,357	12,064	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	166	—		166
Net loss	—	—	—	—	—	—	(20,254)	(20,254)

Balance at December 31, 2012	6,572,625	35,089	901,308	1	678	—	(28,424)	(27,745)
Issuance of Series B convertible preferred stock, net of issuance costs of $500	2,967,533	24,499	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	292	—	—	292
Net loss	—	—	—	—	—	—	(22,350)	(22,350)

Balance at December 31, 2013	9,540,158	59,588	901,308	1	970	—	(50,774)	(49,803)
Issuance of Series B convertible preferred stock	593,507	5,000	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $2,175	5,297,041	48,825	—	—	—	—	—	—
Conversion of preferred stock into common stock	(15,430,706)	(113,413)	15,430,706	15	113,398	—	—	113,413
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	139	—	—	139
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $12,238	—	—	7,812,500	8	112,754	—	—	112,762
Issuance of common stock in private placement	—	—	468,750	1	7,499	—	—	7,500
Exercise of common stock warrants	—	—	4,804	—	—	—	—	—
Exercise of stock options	—	—	10,602	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,643	—	—	1,643
Unrealized loss on investments	—	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	—	(31,875)	(31,875)

Balance at December 31, 2014	—	$—	24,628,670	$25	$236,414	$(211)	$(82,649)	$153,579

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities
Net loss	$(31,875)	$(22,350)	$(20,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	22	12
Stock-based compensation	1,643	292	166
Loss on disposal of property and equipment	7	2	—
Amortization of premiums on available-for-sale securities	190	—	—
Amortization of bank term loan issuance costs	17	—	—
Revaluation of convertible preferred stock warrant liability	78	—	—
Changes in assets and liabilities:
Collaboration receivable from a related party	(7,300)	—	—
Prepaid expenses and other current assets	(572)	(184)	119
Other assets	(1,207)	125	(11)
Accounts payable	3,209	338	1,199
Accrued liabilities	4,328	(402)	1,516
Deferred revenue	—	10,000	—
Deferred taxes	31	—	—

Net cash used in operating activities	(31,404)	(12,157)	(17,253)

Cash flow from investing activities
Purchases of available-for-sale securities	(109,324)	—	—
Purchases of property and equipment	(156)	(50)	(36)

Net cash used in investing activities	(109,480)	(50)	(36)

Cash flow from financing activities
Net proceeds from issuance of convertible preferred stock	53,825	24,499	12,064
Proceeds from initial public offering, net of commissions	116,250	—	—
Payment of initial public offering costs	(3,488)	—	—
Proceeds from private placement concurrent with initial public offering	7,500	—	—
Proceeds from common stock option exercises	11	—	—
Net borrowings from bank term loan	—	1,980	—

Net cash provided by financing activities	174,098	26,479	12,064

Net increase (decrease) in cash and cash equivalents	33,214	14,272	(5,225)
Cash and cash equivalents at beginning of period	22,144	7,872	13,097

Cash and cash equivalents at end of period	$55,358	$22,144	$7,872

Supplemental disclosure of cash flow information
Interest paid	$117	—	—
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	113,413	—	—
Issuance of warrants in connection with bank term loan	—	$61	—
Reclassification of preferred stock warrant liability into additional paid-in-capital	139	—	—
Acquisition of property and equipment under accounts payable	(32)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Dermira, Inc. (the "Company") was incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. The Company changed its name to Dermira, Inc. in September 2011. In August 2010, the Company acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. ("Dermira Canada") and is the Company's wholly owned subsidiary. The Company is a biopharmaceutical company focused on bringing products to dermatologists and their patients. The Company's portfolio of five product candidates includes three late-stage product candidates, Cimzia (certolizumab pegol), which the Company is developing in collaboration with UCB Pharma S.A., a related party, ("UCB") for the treatment of moderate-to-severe plaque psoriasis, DRM04, which the Company is developing for the treatment of hyperhidrosis, or excessive sweating, and DRM01, which the Company is developing for the treatment of acne. The Company also has two early-stage programs in preclinical development for the treatment of inflammatory skin diseases and acne. The Company's corporate headquarters are located in Menlo Park, California.

Initial Public Offering and Concurrent Private Placement

        In October 2014, the Company closed its initial public offering ("IPO") of 7,812,500 shares of its common stock, all of which were sold by the Company. The public offering price of shares sold in the IPO was $16.00 per share. The net proceeds from the IPO to the Company were $112.8 million, after deducting the underwriting discounts and commissions of $8.7 million and the payment of offering expenses of $3.5 million.

        Concurrently with the IPO, the Company issued and sold in a private placement 468,750 shares of common stock at the public offering price of $16.00 per share, which resulted in net proceeds of $7.5 million, pursuant to a Common Stock Purchase Agreement by and between the Company and UCB, S.A., the parent company of UCB, dated September 19, 2014.

2. Summary of Significant Accounting Policies

        Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

  Basis of Presentation

        The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in Canada. All intercompany accounts and transactions have been eliminated in consolidation. Certain 2012 balances have been reclassified to conform to the current year presentation. The 2012 reclassifications were primarily made to reclassify legal expenses from research and development expense to general and administration expense in the consolidated statements of operations.

  Reverse Stock Split

        The Company effected a 5.8-to-1 reverse stock split of each share of the Company's outstanding capital stock on September 18, 2014, the date that the Certificate of Amendment to the Restated Certificate of Incorporation was filed with the Delaware Secretary of State. The reverse stock split did not result in an adjustment to par value. All references to shares of common stock outstanding, average

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

number of shares outstanding and per share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, investments, accrued research and development expenses, goodwill, intangible assets, other long-lived assets, stock-based compensation, and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

  Risks and Uncertainties

        The product candidates developed by the Company require approvals from the U.S. Food and Drug Administration ("FDA") and foreign regulatory agencies prior to commercial sales in the United States or foreign jurisdictions, respectively. There can be no assurance that the Company's current and future product candidates will receive the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company's business and its financial condition.

        The Company is subject to risks common to early-stage companies in the pharmaceutical industry, including dependence on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, compliance with regulatory requirements, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and ability to manage third party manufacturers, suppliers and contract research organizations ("CROs").

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposits, money market funds, repurchase agreements and obligations of U.S. government agencies.

  Investments

        The Company classifies its investments in money market funds, repurchase agreements and corporate debt as available-for-sale securities. Fixed income securities consist of repurchase agreements and corporate debt. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, are also included in interest and other income (expense), net. The

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company classifies its available-for-sale securities as current and long term based on the nature of the securities and their availability for use in current operations.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and collaboration receivable from a related party. The Company invests its excess cash in money market funds, repurchase agreements and corporate debt. Bank deposits are held by a single financial institution and these deposits may exceed insured limits. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents and issuers of investments to the extent recorded on the consolidated balance sheets. The Company's investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, repurchase agreements, commercial paper, municipal bonds, corporate debt and places restrictions on the credit ratings, maturities and concentration by type and issuer.

        Collaboration receivables are typically unsecured. Accordingly, we may be exposed to credit risk generally associated with our collaboration agreement. To date, we have not experienced any losses related to these receivables.

  Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company primarily applies the market approach for recurring fair value measurements.

        The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of the Company's cash and cash equivalents, investments, collaboration receivable from a related party, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for bank term loans with similar terms, the carrying value of the Company's bank term loan approximates its fair value.

  Property and Equipment

        Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. Property and equipment consist primarily of computer equipment, leasehold improvements and furniture. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life of or improve an asset are expensed in the period incurred.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        Collaboration and license agreements may include non-refundable upfront payments or partial reimbursement of research and development costs, contingent consideration payments based on the achievement of defined milestones and royalties on sales of commercialized products. Performance obligations under the collaboration include the transfer of intellectual property rights (licenses), obligations to provide research and development services, obligation to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are recorded as deferred revenue in the consolidated balance sheet and are recognized as collaboration revenue from a related party over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company regularly reviews the estimated periods of performance related to its collaborations based on the progress made under the arrangement. The estimated performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue recorded in future periods. The Company generates revenue from its activities under the collaboration agreement with UCB, a related party, for the development and commercialization of one of its product candidates. All revenue recognized to date under the agreement with UCB is non-refundable.

  Multiple Element Arrangements

        The Company evaluates revenue from its agreement with UCB to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. Factors considered include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. To date, the Company's agreement with UCB has two deliverables, or units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of execution of this arrangement, potential future payments received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, payments will be recognized in their entirety in the period in which the milestone event is achieved and collectability is reasonable assured. Royalties and sales-based milestone payments will be recognized as revenue when earned and realizable. Non-refundable fees for which the Company has no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

  Milestones and Other Contingent Payments

        The Company has adopted the milestone method as described in Accounting Standards Codification ("ASC") 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either the company's performance or a specific outcome resulting from the company's performance; and (3) if achieved, the event would result in additional payments being due to the company. Contingent payments which do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If the Company has no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

        The Company's agreement with UCB provides for payments to be paid to the Company upon the achievement of development, regulatory and sales milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty as to whether any such milestones would be achieved at the time the agreement was executed. The Company evaluates whether the development and regulatory milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the vendor's performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) it relates solely to past performance; and (3) it is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

  Impairment of Long-Lived Assets

        The Company assesses changes in the performance of its product candidates in relation to its expectations, and industry, economic and regulatory conditions and makes assumptions regarding estimated future cash flows in evaluating the value of its property and equipment, goodwill and in-process research and development ("IPR&D").

        The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value to determine whether impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. If quoted market prices are not available, the Company will estimate fair value using a discounted value of estimated future cash flows approach.

        Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired in connection with the acquisition of Valocor. The Company tests goodwill for impairment on an annual basis as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. Some of the factors considered by the Company in its assessment include general macro-economic conditions, conditions specific to the industry and market, and the successful development of its product candidates. If the Company concludes it is more likely than not that the fair value of the goodwill is less than its carrying amount, a quantitative fair value test is performed.

        IPR&D represents the fair value assigned to incomplete research projects that the Company acquired through the acquisition of Valocor which, at the time of acquisition, had not reached

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

technological feasibility. The amount was capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the project. The Company tests IPR&D for impairment annually as of October of each year, or more frequently, if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed.

  Offering Costs

        Offering costs, consisting of legal, accounting, filing and other fees directly related to the IPO, were capitalized as other assets prior to the completion of the IPO. The offering costs were offset against proceeds from the IPO and reclassified to additional paid-in capital upon completion of the IPO in October 2014.

  Research and Development Expenses

        The Company expenses research and development expenses as they are incurred. The Company's research and development expenses consist primarily of costs incurred for the development of its product candidates and include: (1) expenses incurred under agreements with CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies; (2) costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations ("CMOs"); (3) salaries and related costs, including stock-based compensation and travel expenses, for personnel in research and development functions; (4) costs related to compliance with drug development regulatory requirements; (5) depreciation and other allocated facility-related and overhead expenses; and (6) licensing fees and milestone payments incurred under product license agreements.

  Accrued Research and Development Expenses

        The Company records accruals for estimated costs of research, preclinical and clinical studies, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company's ongoing research and development activities is conducted by third-party service providers, including CROs. The Company's contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event the Company makes advance payments, the payments are recorded as a prepaid asset and recognized as the services are performed. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

        In addition, the Company's CRO for the Cimzia Phase 3 program (the "Cimzia CRO") can earn bonuses or incur penalties based on the achievement of certain milestones specified in the agreement.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would accrue the full amount of such bonus in the period in which the bonus is earned. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, the Company would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

        The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company understands the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company's accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences from the Company's accrued estimated expenses to the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment, and the actual services performed may vary from the Company's estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company's accruals could materially affect its consolidated financial condition and results of operations.

  Income Taxes

        The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. The Company has not been subject to any interest or penalties through the year ended December 31, 2014.

  Stock-Based Compensation

        The Company maintains an equity incentive plan under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, officers, directors, consultants and advisors. In addition, the Company maintains an employee stock purchase plan under which employees may purchase shares of the Company's common stock through payroll deductions.

        For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option-pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and the experience of other

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

companies in the same industry, and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

        Stock-based compensation expense related to stock options granted to nonemployees is recognized based on the fair value of the stock options, determined using the Black-Scholes option-pricing model, as they are earned. The awards vest over the time period during which the nonemployee provides services to the Company.

        Stock compensation expense related to the Company's employee stock purchase plan ("ESPP") is recognized based on the fair value of each award estimated on the first day of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method, net of estimated forfeitures.

  Convertible Preferred Stock Warrant Liability

        Prior to the IPO, the freestanding warrant to purchase shares of the Company's convertible preferred stock was classified as a liability on the consolidated balance sheet and carried at its estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period were recorded in interest and other income (expense), net. The consummation of the IPO resulted in the conversion of all shares of each class of the Company's preferred stock into shares of common stock. Upon such conversion of the shares of preferred stock, the warrant was reclassified as a component of equity and was no longer subject to re-measurement.

  Deferred Rent

        Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company's operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

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

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss per share:
Numerator:
Net loss	$(31,875)	$(22,350)	$(20,254)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	6,429,553	901,308	901,308
Less: Weighted-average shares subject to repurchase	(3,531)	(74,551)	(177,701)

Denominator for basic and diluted net loss per share	6,426,022	826,757	723,607

Net loss per share, basic and diluted	$(4.96)	$(27.03)	$(27.99)

        The following dilutive potential shares of common stock outstanding were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of December 31,
	2014	2013	2012
Convertible preferred stock, as converted to common stock	—	9,540,158	6,572,625
Warrant to purchase convertible preferred stock, as converted to a common stock warrant	—	11,276	—
Options to purchase common stock	3,401,395	1,743,590	920,323
Common stock subject to repurchase	—	9,788	116,465

	3,401,395	11,304,812	7,609,413

  Recent Accounting Pronouncements

        In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which is an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. ASU 2014-15 establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will evaluate the guidance under ASU No. 2014-15 and present the required disclosures in its consolidated financial statements at the time of adoption.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In June 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"), which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, Development Stage Entities ("ASC 915"), and amends provisions of existing variable interest entity guidance under ASC 810, Consolidation. As a result of the changes, entities which meet the former definition of a development stage entity will no longer be required to: (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, Risks and Uncertainties, that apply to companies that have not commenced planned principal operations. Finally, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities.

        Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public entities and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

        The Company has adopted ASU 2014-10 effective as of its issuance date. Adoption of this standard had no impact on the Company's consolidated financial position, results of operations, or cash flows; however, the presentation of the consolidated financial statements has been changed to eliminate the disclosures that are no longer required.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

        In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which provides for disclosure requirements related to unrecognized tax benefits in certain situations. The Company adopted ASU 2013-11 in the first quarter of 2014 and adoption of this standard did not have a material impact on its consolidated results of operations or financial position.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument's anticipated life.

  Level 3—Unobservable inputs that are supported by little or no market activity and reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        The following tables set forth the fair value of the Company's financial instruments that were measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	—	70,000	—	70,000
Corporate debt	—	83,276	—	83,276

Total financial assets	$10,088	$153,276	$—	$163,364

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,441	$—	$—	$19,441

Financial liabilities:
Preferred stock warrant liability	$—	$—	$61	$61

        Level 3 liabilities are entirely comprised of the convertible preferred stock warrant liability (see Note 11). The following table sets forth a summary of the changes in the estimated fair value of the

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

Company's convertible preferred stock warrant, which was measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2012	$—
Issuance of preferred stock warrant	61

Balance as of December 31, 2013	61
Increase in fair value included in other income (expense), net	78
Reclassification of preferred stock warrant liability to additional paid-in capital	(139)

Balance as of December 31, 2014	$—

        Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades, broker/dealer quotes. The Company classifies repurchase agreements and corporate debt as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock warrant liability.

        There were no transfers between Level 1 and Level 2 during the periods presented.

4. Investments

        Investments included available-for-sale securities and investment securities classified as cash equivalents. Investment securities as of December 31, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	70,000	—	—	70,000
Corporate debt	83,487	2	(213)	83,276

Total investments	$163,575	$2	$(213)	$163,364

        As of December 31, 2014, the Company held $66.5 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity. As of December 31, 2014, there were no gross unrealized losses that had been in a continuous loss position for 12 months or more and were not due to changes in credit risk. The Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value. The investments with maturity dates greater than one year that have been in a continuous unrealized loss position for less

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

than 12 months amounted to approximately $162,000. There were no realized gains or losses on the available-for-sale securities during year ended December 31, 2014.

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer and lab equipment	$60	$55
Leasehold improvements	76	—
Office furniture	72	41

Total property and equipment	208	96
Less accumulated depreciation and amortization	(16)	(35)

Property and equipment, net	$192	$61

        Property and equipment depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $47,000, $22,000 and $12,000, respectively.

6. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation	$2,463	$949
Accrued outside research and development services	3,670	596
Accrued professional and consulting services	108	400
Other	86	54

	$6,327	$1,999

7. Intangible Assets

  In-Process Research and Development

        In connection with the acquisition of Valocor in 2011, the Company acquired intangible assets that were associated with IPR&D projects relating to preclinical product candidates. The acquisition-date fair value of these intangible assets was $3.5 million. These assets are considered to be indefinite-lived and are not amortized, but are tested for impairment on an annual basis, as well as between annual tests if changes in circumstances indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives.

  Goodwill

        The Company recorded the goodwill resulting from the Valocor acquisition separately on its consolidated balance sheet as of the acquisition date. Goodwill is tested for impairment on an annual

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

        The net book value of intangible assets and goodwill as of December 31, 2014 and 2013 was as follows (in thousands):

Net Book Value
Intangible assets—IPR&D	$3,520
Goodwill	771

Total intangible assets with indefinite lives	$4,291

8. Loan Agreement

        In December 2013, the Company entered into a loan and security agreement (the "Loan Agreement") with Square 1 Bank (the "Bank") that provides for two term loans available to the Company of $2.0 million and $5.5 million, respectively. In September 2014, the Company entered into an amendment to the Loan Agreement to (1) extend the interest only end date and maturity date for the Company's outstanding term loan and potential borrowings under the second term loan, (2) extend the date through which the second term loan is available to the Company and (3) increase the fee the Company will pay the Bank upon the final repayment of the amounts borrowed under one of the term loans. The amendment was accounted for as a modification because the terms of the amendment were not substantially different from the terms of the Loan Agreement. Borrowings under the term loans bear interest at the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan is funded or (2) 5.50%, which rate will be fixed on the date of funding of the term loan. The Company may prepay borrowings without paying a penalty or premium.

        On the closing date of the Loan Agreement, the Company borrowed $2.0 million under the first term loan ("Term Loan A"). The amount borrowed under Term Loan A matures December 19, 2018 and is secured by all assets of the Company other than the Company's intellectual property, subject to certain limited exceptions, and bears interest at a rate of 5.77% per annum. The amount borrowed under Term Loan A is to be repaid over a period of 60 months as follows: (1) commencing on January 11, 2014, 30 monthly payments of interest only; and (2) commencing on June 19, 2016, 30 equal monthly payments of $66,666.67, plus interest. Upon final repayment of Term Loan A, the Company is required to pay the Bank a fee of $120,000. The Company is accruing this fee monthly over the loan term on a straight-line basis and is recording it as interest expense in the consolidated statements of operations.

        The second term loan ("Term Loan B") of $5.5 million is available to the Company any time between the date the Company achieves certain positive top-line Phase 2 clinical trial results and September 30, 2015. In August 2014, the Company's Board of Directors determined the Company achieved positive top-line Phase 2 clinical trial results from two of its Phase 2 programs, which satisfied the condition to the Company's ability to borrow funds under Term Loan B. As a result, the Company is now entitled to borrow funds under Term Loan B. Borrowings, if any, under Term Loan B would be repaid over a period of months as follows: (1) commencing on the 11th day following the date of Term Loan B, monthly payments of interest only to the earlier of (a) June 19, 2016 or (b) six months

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Loan Agreement (Continued)

following the date of Term Loan B; and (2) commencing on the last day of the month immediately following the interest only end date, equal monthly payments of principal, plus interest, to the maturity date of December 19, 2018. Upon final repayment of Term Loan B, the Company would be required to pay the Bank a fee equal to 2.75% of the original principal amount borrowed under Term Loan B.

        The Loan Agreement is subject to certain representations and warranties, certain affirmative and negative covenants, certain conditions and events of default that are customarily required for similar financings. The affirmative covenants include, among other things, that the Company delivers timely consolidated financial statements and reports to the Bank, timely files taxes, maintains certain operating accounts subject to control agreements in favor of the Bank, maintains liability and other insurance, maintains at least two active and ongoing drug development programs and pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in certain mergers or acquisitions, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of the Bank. As of December 31, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

        In connection with the Loan Agreement, the Company agreed to issue the Bank a warrant to purchase up to 17,805 shares of the Company's Series B convertible preferred stock, with an exercise price of $8.4245 per share. The number of shares issuable pursuant to the warrant at any date is 8,902 shares plus 1% of the amount of borrowings under the Loan Agreement as of such date divided by 8.4245. Following the entry into the Loan Agreement and the concurrent funding of Term Loan A, and as of December 31, 2013, the warrant was exercisable for 11,276 shares of Series B convertible preferred stock, consisting of the 8,902 initial shares related to the Loan Agreement and an additional 2,374 shares related to Term Loan A. The fair value of the warrant of approximately $61,000 was recorded as a debt discount and amortized to interest expense using the straight-line method over the loan term. The Company recognized interest expense of $12,000 and $0 from the amortization of the warrant-related debt discount for the years ended December 31, 2014 and 2013, respectively. The unamortized debt discount balance was $49,000 and $61,000 as of December 31, 2014 and 2013, respectively. On the effective date of the IPO, the warrant to purchase shares of preferred stock was converted to a warrant to purchase shares of common stock. In October 2014, the Bank exercised the common stock warrant on a non-cash basis for 4,804 shares of the Company's common stock.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Loan Agreement (Continued)

        As of December 31, 2014, future principal and interest payments under Term Loan A are as follows (in thousands):

Year Ending December 31,
2015	$117
2016	519
2017	872
2018	945
2019	—

Total payments	2,453
Less:
Cash interest payments and balloon payment accretion	(453)
Unamortized bank fees and warrant value issued	(64)

Total representing principal payments	1,936
Less: current portion	—

Long-term portion of bank term loan	$1,936

        The Company incurred interest expense in connection with Term Loan A totaling $153,000 and $9,000 for years ended December 31, 2014 and 2013, respectively.

9. Commitments and Contingencies

  Facility Lease

        The Company leases its corporate headquarters facility in Menlo Park, California under a non-cancelable operating lease agreement entered into in July 2014 and amended in September 2014. The leased space is a facility totaling approximately 18,651 square feet. The base rent is approximately $97,918 per month during the first year of the lease and increases by three percent annually. Rent expenses include the base rent plus additional fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The estimated amount of these additional fees is approximately $22,381 per month during the first year of the lease. The term of the lease is five years, commencing in December 2014 and terminating in November 2019, with an option to renew for an additional three-year term.

        In addition, the Company is required to issue the lessor of the building either a security deposit or a letter of credit of $500,000 that may be used by or drawn upon by the lessor in the event of default of certain terms under the lease agreement. If there is no event of default under the agreement after the 30th month of the lease term, the letter of credit may be reduced to $250,000. In August 2014, the Company provided a letter of credit to the lessor in the amount of $500,000, which is collateralized by a certificate of deposit. The collateralized certificate of deposit is restricted cash and recorded in the Company's consolidated balance sheet in other assets.

        Prior to moving to its headquarters in Menlo Park, California in December 2014, the Company leased its corporate headquarters in Redwood City, California under a non-cancelable operating lease agreement that was entered into in September 2011 and amended in November 2011. In December 2013, the Company entered into a month-to-month lease agreement for additional space in the same

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

building. In March 2014 and May 2014, the Company entered into sublease agreements for additional space in the same building, which commenced in May 2014. All lease agreements associated with the Redwood City, California building expired in November 2014.

        Rent expense for the years ended December 31, 2014, 2013 and 2012 was $624,000, $257,000 and $183,000, respectively. The terms of the facility leases provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

        As of December 31, 2014, the aggregate total future minimum lease payments under the Menlo Park non-cancelable operating lease were as follows (in thousands):

Year Ending December 31,
2015	$1,178
2016	1,213
2017	1,250
2018	1,287
2019 and thereafter	1,212

Total payments	$6,140

        The table above excludes approximately $1.4 million of additional rent due over the period of the operating lease to cover the Company's share of facility expenses, including utilities, property taxes, insurance and maintenance.

  CRO Agreement

        Per the terms of the Company's agreement with its CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, the Company would maintain the full amount owed to the Cimzia CRO in accrued liabilities in its consolidated balance sheet until (1) the right of recoupment has expired, at which time the Company would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time the Company would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of December 31, 2014, the Company has not recognized an amount for either a bonus earned or a penalty incurred under the agreement in its consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

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

10. Technology and Financing Agreements

  Maruho Agreement

        In March 2013, the Company entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, the Company provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of the Company's product candidates in specified territories. In connection with the entry into this agreement, Maruho paid the Company a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to the Company if the two parties enter into an exclusive license for any of the Company's products. If the parties do not enter into such an arrangement, the Company will be entitled to keep the funds without further obligation. As of December 31, 2014 and 2013, the Company recorded the $10.0 million as deferred revenue on its consolidated balance sheet. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

        In connection with the execution of the Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of the Company's Series B convertible preferred stock for an aggregate purchase price of $10.0 million.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Technology and Financing Agreements (Continued)

  Rose U Agreement

        In April 2013, the Company entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK Company, the prior licensee of such patents. In connection with this agreement, the Company also entered into a letter agreement with Stiefel. The Company paid license and other fees of $0.3 million to Rose U in connection with execution of these agreements and is required to pay additional amounts totaling up to $4.6 million upon the achievement of specified development, commercialization and other milestones under these agreements. In addition, the Company is also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments the Company is obligated to pay Rose U directly upon the events or sales triggering such payments. The initial license fee of $0.2 million was recorded to research and development expense in the consolidated statements of operations for the year ended December 31, 2013.

  UCB (a Related Party) Agreement

        In March 2014, the Company entered into a development and commercialization agreement with UCB, a related party (the "UCB agreement"), which provides that the Company will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, European Medicines Agency ("EMA") and the Canadian federal department for health ("Health Canada"), and upon the grant of regulatory approval in the United States and Canada, for the Company to promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States or Canada.

        The Company has agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. The Company is responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus its internal development costs. Any development costs in excess of this cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay the Company up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, the Company earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. As a result of achieving this milestone, there is $28.7 million in remaining development milestone payments that the Company is eligible to receive.

        Under the terms of the UCB agreement, the Company will have the exclusive rights upon regulatory approval of the psoriasis indication to promote Cimzia to dermatologists in the United States and Canada. Following such regulatory approval, UCB will book sales and is obligated to pay the

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Technology and Financing Agreements (Continued)

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

        In connection with the UCB agreement, entities affiliated with UCB purchased $5.0 million of the Company's Series B preferred stock at a price of $8.4245 per share in April 2014 and $7.5 million of the Company's Series C preferred stock at a price of $9.628 per share in August 2014. Concurrently with the IPO, entities affiliated with UCB purchased from the Company in a private placement of shares of the Company's common stock with an aggregate purchase price of $7.5 million, at a price per share equal to the initial public offering price. The sales of these shares to entities affiliated with UCB were not registered in the IPO.

        One of the members of the Company's Board of Directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

11. Series B Convertible Preferred Stock Warrant

        On December 11, 2013, in connection with the Square 1 Bank Term Loan A (see Note 8), the Company issued the Bank a warrant to purchase up to 17,805 shares of the Company's Series B convertible preferred stock with an exercise price of $8.4245 per share and a contractual term of seven years from issuance. The number of shares issuable pursuant to the warrant at any date was 8,902 shares plus 1% of the amount drawn through that date under the Loan Agreement divided by 8.4245. Following the entry into the Loan Agreement and the concurrent funding of Term Loan A, the warrant was exercisable for 11,276 shares of Series B convertible preferred stock. The fair value of the warrant of approximately $61,000 was recorded as debt discount and warrant liability upon issuance. The fair value of the warrant on the date of issue and on December 31, 2013 was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) seven-year contractual term; (2) 66.0% expected volatility; (3) 1.6% risk-free interest rate; and (4) no expected dividend.

        The fair value of the warrant as of December 31, 2013 was $61,000. The change in fair value during the year ended December 31, 2014 was an increase of $78,000, which was recorded in the statement of operations as interest and other income (expense), net.

        On the effective date of the Company's IPO, the warrant to purchase shares of preferred stock was converted to a warrant to purchase shares of common stock and the warrant liability amount outstanding of $139,000 was reclassified to stockholders' equity as additional paid-in capital.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Common Stock

        As of December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

        The Company had reserved shares of common stock, on an as converted basis, for issuance as follows:

	As of December 31,
	2014	2013	2012
Share-based payments outstanding under stock incentive plans	3,401,395	1,743,590	920,323
Conversion of convertible preferred stock	—	9,540,158	6,572,625
Issuances upon exercise of convertible preferred stock warrant	—	11,276	—
Shares available for future stock option grants	941,339	142,506	1,352,518
Shares available for future issuance under employee stock purchase plan	301,724	—	—

	4,644,458	11,437,530	8,845,466

        From August 2010 to October 2010, the Company issued 400,857 shares of restricted common stock at $0.001 per share to service providers of the Company under common stock purchase agreements. The shares purchased under the stock purchase agreements vested over time. The unvested shares of common stock are subject to a right of repurchase by the Company in the event of cessation of services. Included in common stock outstanding as of December 31, 2013 were 9,788 shares that were subject to the Company's right to repurchase relating to these common stock purchase agreements. There were no shares of common stock subject to the Company's right of repurchase as of December 31, 2014.

13. Convertible Preferred Stock

        As of December 31, 2014, the Company was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company had no shares of preferred stock issued or outstanding as of December 31, 2014.

        In April 2014, the Company issued 593,507 shares of Series B convertible preferred stock at a purchase price of $8.4245 per share for net proceeds of $5.0 million. In August 2014, the Company issued 5,297,041 shares of Series C convertible preferred stock at a purchase price of $9.628 per share for net proceeds of $48.8 million.

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

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Convertible Preferred Stock (Continued)

        The Company recorded the convertible preferred stock at fair value, net of issuance costs, on the dates of issuance. The Company classified the convertible preferred stock outside of stockholders' deficit because the shares contain liquidation features that are not solely within the Company's control. For the years ended December 31, 2014 and 2013, the Company did not adjust the carrying values of the convertible preferred stock to the deemed redemption values of such shares since a liquidation event was not probable.

14. Stock-Based Compensation

        In 2010, the Company adopted the 2010 Equity Incentive Plan (the "2010 Plan") which provided for the granting of stock options to employees, directors and consultants of the Company. In September 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 EIP"), which became effective on October 1, 2014, the day prior to the effective date of the IPO. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option's expiration or exercise.

  Equity Incentive Plan

        The 2014 EIP authorizes the reservation of 1,896,551 shares of the Company's common stock, plus any shares reserved or remaining for issuance, or that become available upon forfeiture of outstanding options or repurchase by the Company of shares granted pursuant to an equity award, in each case, under the 2010 Plan. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of the Company's common stock reserved for issuance under the 2014 EIP will increase automatically by an amount equal to 4% of the number of shares of the Company's common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares. In December 2014, the Company's Board of Directors approved to increase the number of shares reserved under the 2014 EIP, effective January 1, 2015, by 3% of the shares of common stock outstanding as of December 31, 2014, equal to 738,860 shares of common stock.

        The 2014 EIP provides for the granting of stock options to employees, officers, directors, consultants and advisors of the Company. Options granted under the 2014 EIP may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISOs") may be granted only to Company employees, including officers and directors who are also employees. Nonqualified stock options ("NSOs") may be granted to Company employees, officers, directors, consultants and advisors. The exercise price of options granted under the 2014 EIP must be at least equal to the fair market value of the common stock on the date of grant, except that an ISO granted to an employee who owns more than 10% of the shares of the Company's common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of options granted under the 2014 EIP is 10 years, unless subject to the provisions regarding 10% stockholders. Employee options granted by the Company generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. As of December 31, 2014, the Company had reserved 2,097,259 shares of common stock for issuance under the 2014 EIP, excluding the additional 738,860 shares reserved under the 2014 EIP effective January 1, 2015.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The following table reflects a summary of stock option activity for the specified periods (in thousands, except share and per share amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	142,506	1,743,590	$1.18
Additional shares reserved under plan	2,467,240	—	—
Options granted	(1,689,875)	1,689,875	12.66
Options exercised	—	(10,602)	1.06
Options forfeited	21,468	(21,468)	1.37

Options outstanding at December 31, 2014	941,339	3,401,395	$6.88	8.6	$80,757

Vested and expected to vest as of December 31, 2014		3,145,085	$6.72	8.5	$35,827
Exercisable as of December 31, 2014		1,097,747	1.21	7.3	24,124

        The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Options Exercisable
$0.0058	25,169	5.9	25,169
$0.986	874,979	6.8	698,392
$1.218	508,060	8.0	243,441
$1.74	332,621	8.6	117,313
$5.51	504,646	9.4	7,614
$15.78	29,085	9.9	—
$16.00	1,084,835	9.8	5,818
$17.84	42,000	9.9	—

	3,401,395		1,097,747

        The total estimated grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.1 million and $0.2 million, respectively.

  Stock Options Granted to Employees

        During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to employees and nonemployee directors to purchase shares of common stock with a weighted-average grant date fair value of $7.50, $0.93, and $0.64 per share, respectively and a weighted-average exercise price of $7.13, $1.40 and $0.99 per share, respectively. As of December 31, 2014, 2013 and 2012, there

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

was total unrecognized compensation expense of $10.9 million, $0.7 million and $0.3 million, respectively, to be recognized over a period of approximately 2.57 years, 2.48 years and 2.77 years, respectively.

        The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.0	6.1	6.0
Expected volatility	66.0%	76.0%	71.0%
Risk-free interest rate	1.9%	1.3%	1.1%
Expected dividend rate	0.0%	0.0%	0.0%

        Expected Term:    Due to the limited exercise history of the Company's own stock options, the Company determined the expected term based on the term used by companies that are in a similar industry and life-cycle and have comparable market capitalization.

        Expected Volatility:    Prior to the IPO, the Company's common stock had never been publicly traded. The expected volatility was derived from the average historic volatilities of several public companies within the Company's industry that the Company considered to be comparable to its business over a period equivalent to the expected term of the option. As a public company, the Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

        Risk-Free Interest Rate:    The Company determines the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

        Expected Dividend Rate:    The Company has never paid any dividends and does not anticipate paying any dividends in the foreseeable future, and therefore, used an expected dividend rate of zero in the valuation model.

  Stock Options Granted to Nonemployees

        Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. During the year ended December 31, 2014, the Company granted options to purchase 4,310 shares of common stock to persons other than employees and non-employee members of the Company's Board of Directors with an exercise price of $16.00 per share. During the year ended December 31, 2013, the Company granted options to purchase 36,031 shares of common stock to nonemployees with an exercise price of $1.74 per share. During the year ended December 31, 2012, the Company granted options to purchase 3,448 shares of common stock to a nonemployee with an exercise price of $0.986 per share.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        Compensation expense related to these options during the years ended December 31, 2014, 2013, and 2012 was approximately $304,000, $38,000, and $23,000, respectively.

        The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted to nonemployees is calculated at each reporting date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	7.6	8.3	9.1
Expected volatility	66.0%	72.0%	67.0%
Risk-free interest rate	2.1%	2.4%	1.6%
Expected dividend rate	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

        On September 9, 2014, the Company's Board of Directors adopted and approved the 2014 Employee Stock Purchase Plan (the "2014 ESPP"), which became effective on October 2, 2014, the day that the Company's Registration Statement on Form S-1 was declared effective. The 2014 ESPP authorizes the reservation of 301,724 shares of the Company's common stock. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of the Company's common stock reserved for issuance under the 2014 ESPP will increase automatically by an amount equal to 1% of the number of shares of the Company's common stock outstanding on the preceding December 31, unless the Company's Board of Directors or compensation committee elects to authorize a lesser number of shares. The Company's Board of Directors and compensation committee did not elect a lesser number of shares on January 1, 2015. Subject to certain limitations, the Company's employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2014 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month offering period. As of December 31, 2014, the Company had reserved 301,724 shares of common stock for issuance under the 2014 ESPP. Compensation expense related to the 2014 ESPP for the year ended December 31, 2014 was approximately $57,000.

        The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line method. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during 2014 was $5.09 per share and was based on the following assumptions:

Year ended December 31, 2014
Expected term (in years)	1.3
Expected volatility	54.0%
Risk-free interest rate	0.1%
Expected dividend rate	0.0%

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

  Total Stock-Based Compensation

        Total stock-based compensation expense related to options granted to employees and nonemployees and the 2014 ESPP was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$836	$196	$120
General and administrative	807	96	46

Total stock-based compensation expense	$1,643	$292	$166

        There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2014, 2013 and 2012.

15. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company's sole discretion. The Company made no contributions to the plan for the years ended December 31, 2014, 2013 and 2012.

16. Income Taxes

        The Company has a provision for income taxes of $31,000 for the year ended December 31, 2014. The provision for income tax relates to the deferred tax liability of the Company's Canadian subsidiary as a result of a change in the Canadian corporate tax rate. There was no provision for income taxes for the years ended December 31, 2013 and 2012.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$24,395	$18,192
Depreciation and amortization	529	567
Research and development tax credits	1,345	921
Deferred Revenue	3,423	—
Accruals and stock-based compensation expense	1,101	139

Total deferred tax assets	30,793	19,819
Deferred tax asset valuation allowance	(30,793)	(19,819)

Net deferred tax assets	—	—

Deferred tax liabilities:
Acquired IPR&D	(816)	(785)

Net deferred tax assets prior to valuation allowance	(816)	(785)

Net deferred tax liabilities	$(816)	$(785)

        Reconciliations of the statutory federal income tax benefit rate to the Company's effective tax for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Tax (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State tax (benefit), net of federal benefit	0.2	5.8	5.8
Foreign tax, net of federal benefit	(0.2)	(1.1)	(4.5)
Permanent differences	(0.9)	(0.4)	(0.2)
Research and development credits	1.2	0.9	0.4
Change in valuation allowance	(34.4)	(39.2)	(35.5)

Provision for income taxes	(0.1)%	—%	—%

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2014 and 2013 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company's valuation allowance increased by approximately $11.0 million and $9.1 million for the years ended December 31, 2014 and 2013, respectively.

        As of December 31, 2014, the Company had net operating loss ("NOL") carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $61.5 million, $44.5 million and $3.5 million, respectively. Of these amounts, $0.1 million and $2,300, respectively, represent federal and state tax deductions from stock-based compensation that will be

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

recorded as an adjustment to additional paid-in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

        As of December 31, 2014, the Company also had research and development credit carryforwards of $0.5 million, $0.5 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards has no expiration date.

        In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company is currently in the process of completing a Section 382 analysis, and its ability to use the remaining NOL carryforwards may be limited if it has experienced an ownership change in connection with prior changes in stock ownership, including the IPO. In addition, the ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in its stock ownership.

        The Company recognizes uncertain tax positions when it is more likely than not, based on the technical merits, that the position will not be sustained upon examination. The guidance also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosure regarding unrecognized tax benefits. The Company's policy is to include interest and penalties, if any, related to unrecognized tax benefits within the Company's provision for income taxes.

        As the Company has a full valuation allowance against its deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to change in the next 12 months. A reconciliation of the of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$72
Addition based on tax position related to current year	50

Balance as of December 31, 2012	122
Addition based on tax position related to current year	155
Increase related to tax positions taken during a prior period	53

Balance as of December 31, 2013	330
Addition based on tax position related to current year	305

Balance as of December 31, 2014	$635

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The Company files income tax returns in the United States, California and Canada. The Company is not currently under examination by income tax authorities in federal, state, Canadian or other jurisdictions. All tax returns for 2010 and later will remain open for examination by the federal, state and Canadian authorities for three, four and four years, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

        On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Section 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the consolidated statements of operations in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.

17. Quarterly Results of Operations (Unaudited)

        The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014
(Amounts in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue from a related party	$—	$—	$—	$7,300
Operating expenses:
Research and development	6,685	6,963	6,028	11,034
General and administrative	1,812	1,740	1,688	3,048

Total operating expenses	8,497	8,703	7,716	14,082

Loss from operations	(8,497)	(8,703)	(7,716)	(6,782)
Interest and other income (expense), net	(9)	(25)	(84)	125
Interest expense	(33)	(34)	(47)	(39)

Loss before taxes	(8,539)	(8,762)	(7,847)	(6,696)
Provision for income taxes	—	—	—	31

Net loss	$(8,539)	$(8,762)	$(7,847)	$(6,727)

Net loss per share, basic and diluted	$(9.56)	$(9.72)	$(8.66)	$(0.29)

Weighted-average common shares used to compute net loss per share, basic and diluted	893,542	901,140	906,239	22,822,844

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Results of Operations (Unaudited) (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses:
Research and development	$4,887	$3,891	$3,619	$5,540
General and administrative	1,234	971	1,009	1,152

Total operating expenses	6,121	4,862	4,628	6,692

Loss from operations	(6,121)	(4,862)	(4,628)	(6,692)
Interest and other income (expense), net	(8)	20	(37)	(13)
Interest expense	—	—	—	(9)

Loss before taxes	(6,129)	(4,842)	(4,665)	(6,714)
Provision for income taxes	—	—	—	—

Net loss	$(6,129)	$(4,842)	$(4,665)	$(6,714)

Net loss per share, basic and diluted	$(7.79)	$(6.09)	$(5.57)	$(7.56)

Weighted-average common shares used to compute net loss per share, basic and diluted	786,390	794,590	836,876	887,946

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        We intend to hold our 2015 annual meeting of stockholders on June 11, 2015, with a record date of April 13, 2015. The deadline for submitting proposals for agenda items for the 2015 Annual Meeting will be April 4, 2015.

 PART III. OTHER INFORMATION.

        Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2014.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

        We have adopted written codes of ethics, our Code of Business Conduct and Ethics for employees, which applies to all employees, including our principal executive officers, our principal financial officer and all other executive officers, and our Code of Business Conduct and Ethics for Directors, which applies to our board of directors. The codes of business conduct and ethics are available on our website at http://www.dermira.com in the Investors section under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the codes of business conduct and ethics in the future by disclosing such information on our website at the address and location specified above.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

  Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II. Item 8 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules

  Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(b)
Exhibits. The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on the 25th day of March 2015.

DERMIRA, INC.
By:	/s/ THOMAS G. WIGGANS Thomas G. Wiggans Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Wiggans and Andrew L. Guggenhime, jointly and severally, as his or her true and lawful attorneys-in-fact, proxies and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2015
/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2015
/s/ EUGENE A. BAUER M.D. Eugene A. Bauer	Chief Medical Officer and Director	March 25, 2015
/s/ DAVID E. COHEN, M.D., M.P.H. David E. Cohen, M.D., M.P.H.	Director	March 25, 2015

Signature	Title	Date

Fred B. Craves	Director
/s/ MATTHEW K. FUST Matthew K. Fust	Director	March 25, 2015
/s/ WENDE S. HUTTON Wende S. Hutton	Director	March 25, 2015
/s/ MARK D. MCDADE Mark D. McDade	Director	March 25, 2015
/s/ JAKE R. NUNN Jake R. Nunn	Director	March 25, 2015
/s/ WILLIAM R. RINGO William R. Ringo	Director	March 25, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-36668	3.1	11/12/2014
3.2		Restated Bylaws.	10-Q	001-36668	3.2	11/12/2014
4.1		Form of Common Stock Certificate.	S-1	333-198410	4.1	8/27/2014
4.2		Amended and Restated Investors' Rights Agreement, dated August 15, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-198410	4.2	8/27/2014
10.1	#	Form of Indemnity Agreement.	S-1	333-198410	10.1	9/19/2014
10.2	#	2010 Equity Incentive Plan and forms of award agreements.	S-1	333-198410	10.2	8/27/2014
10.3	#	2014 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	10-Q	001-36668	10.3	11/12/2014
10.4	#	2014 Employee Stock Purchase Plan and form of subscription agreement.	10-Q	001-36668	10.4	11/12/2014
10.5	#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Thomas G. Wiggans.	S-1	333-198410	10.5	8/27/2014
10.6	#	Offer Letter, accepted and agreed to April 24, 2014, by and between the Registrant and Andrew L. Guggenhime.					X
10.7	#	Offer Letter, accepted and agreed to July 17, 2012, by and between the Registrant and Luis C. Peña.	S-1	333-198410	10.7	8/27/2014
10.8	†	Development and Commercialisation Agreement, dated March 21, 2014, by and between the Registrant and UCB Pharma S.A.	S-1	333-198410	10.9	9/29/2014
10.9	†	Exclusive License Agreement, dated April 26, 2013, by and between the Registrant and Rose U LLC.	S-1	333-198410	10.10	9/29/2014
10.10		Loan and Security Agreement, dated December 11, 2013, as amended, by and between the Registrant and Square 1 Bank.					X
10.11	†	Right of First Negotiation Agreement, dated March 28, 2013, by and between the Registrant and Maruho Co., Ltd.	S-1	333-198410	10.12	9/29/2014
10.12		Lease Agreement, dated July 24, 2014, as amended, by and between the Registrant and Middlefield Park.	S-1	333-198410	10.13	9/12/2014
10.13	#	Form of Severance and Change in Control Agreement.	S-1	333-198410	10.14	9/12/2014

Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Exhibit	Filing Date
21.1		Subsidiaries of the Registrant.					X
23.1		Consent of independent registered public accounting firm.					X
24.1		Power of Attorney (see signature page to this report).					X
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		XBRL Instance Document.					X
101.SCH		XBRL Taxonomy Extension Schema Document.					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.					X

†
Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act, have been omitted.

#
Represents a management contract or compensatory plan.

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Dermira, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.