Form 10-Q
period 2015-03-31
Dermira, Inc.
filed 2015-05-12
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-36668

DERMIRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3267680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of April 30, 2015, the registrant had 24,670,911 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                                            Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,144	$55,358
Short-term investments	70,332	41,793
Collaboration receivable from a related party	—	7,300
Prepaid expenses and other current assets	2,014	1,012
Total current assets	124,490	105,463
Property and equipment, net	177	192
Long-term investments	35,668	66,483
Intangible assets	3,520	3,520
Goodwill	771	771
Other assets	985	1,792
Total assets	$165,611	$178,221
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,783	$5,563
Accrued liabilities	5,213	6,327
Total current liabilities	11,996	11,890
Long-term liabilities:
Deferred revenue	10,000	10,000
Bank term loan	1,940	1,936
Deferred tax liability	816	816
Total liabilities	24,752	24,642
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	237,550	236,414
Accumulated other comprehensive loss	(32)	(211)
Accumulated deficit	(96,684)	(82,649)
Total stockholders’ equity	140,859	153,579
Total liabilities and stockholders’ equity	$165,611	$178,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
Research and development	$10,088	$6,685
General and administrative	4,146	1,812
Total operating expenses	14,234	8,497
Loss from operations	(14,234)	(8,497)
Interest and other income (expense), net	237	(9)
Interest expense	(38)	(33)
Net loss	$(14,035)	$(8,539)
Net loss per share, basic and diluted	$(0.57)	$(9.56)
Weighted-average common shares used to compute net loss per share, basic and diluted	24,655,011	893,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(14,035)	$(8,539)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	179	—
Total comprehensive loss	$(13,856)	$(8,539)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(14,035)	$(8,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	14
Stock-based compensation	1,094	136
Amortization of premiums on available-for-sale securities	455	—
Revaluation of convertible preferred stock warrant liability	—	(1)
Changes in assets and liabilities:
Collaboration receivable from a related party	7,300	—
Prepaid expenses and other current assets	(863)	(51)
Other assets	807	—
Accounts payable	1,220	7
Accrued liabilities	(1,114)	848
Net cash used in operating activities	(5,117)	(7,586)
Cash flows from investing activities
Purchases of available-for-sale securities	(23,139)	—
Maturities of available-for-sale securities	25,000	—
Purchase of property and equipment	—	(8)
Net cash provided by (used in) investing activities	1,861	(8)
Cash flows from financing activities
Proceeds from common stock option exercises	42	2
Net cash provided by financing activities	42	2
Net decrease in cash and cash equivalents	(3,214)	(7,592)
Cash and cash equivalents at beginning of period	55,358	22,144
Cash and cash equivalents at end of period	$52,144	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Dermira, Inc. (the “Company”) was incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. The Company changed its name to Dermira, Inc. in September 2011. In August 2011, the Company acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. (“Dermira Canada”) and is the Company’s wholly owned subsidiary. The Company is a specialty biopharmaceutical company focused on bringing innovative and differentiated products to dermatologists and their patients. The Company’s portfolio of five product candidates targets significant market opportunities and includes three late-stage product candidates: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A., a related party (“UCB”), for the treatment of moderate-to-severe plaque psoriasis; DRM04, a topical treatment for hyperhidrosis; and DRM01, a topical sebum inhibitor for the treatment of acne. The Company is headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or any other future period. The consolidated balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K, filed March 25, 2015 with the SEC.

Reverse Stock Split

The Company effected a 5.8-to-1 reverse stock split of each share of the Company’s outstanding capital stock on September 18, 2014, the date that the Certificate of Amendment to the Restated Certificate of Incorporation was filed with the Delaware Secretary of State. The reverse stock split did not result in an adjustment to par value. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these condensed consolidated financial statements and related notes thereto reflect the reverse stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, investments, accrued research and development expenses, goodwill, intangible assets, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. The Company bases its estimates on its historical experience and also on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments and collaboration receivable from a related party. The Company invests its excess cash primarily in money market funds, repurchase agreements and corporate debt. Bank deposits are primarily held by a single financial institution and these deposits may exceed insured limits. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents and issuers of investments to the extent recorded on the condensed consolidated balance sheets. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, repurchase agreements, commercial paper, municipal bonds and corporate debt, and places restrictions on the credit ratings, maturities and concentration by type and issuer.

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

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of the Company’s cash and cash equivalents, investments, collaboration receivable from a related party, prepaid expenses, other assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for bank term loans with similar terms, the carrying value of the Company’s bank term loan approximates its fair value.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including CROs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiation, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

In addition, the Company’s CRO for the Cimzia Phase 3 program (the “Cimzia CRO”) can earn bonuses or incur penalties based on the Cimzia CRO’s achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would accrue the full amount of such bonus in the period in which the bonus is earned. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, the Company would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between the Company’s accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment and the actual services performed may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its condensed consolidated financial condition and results of operations.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014

Net loss per share:
Numerator:
Net loss	$(14,035)	$(8,539)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	24,655,011	901,779
Less: Weighted-average shares subject to repurchase	—	(8,237)
Denominator for basic and diluted net loss per share	24,655,011	893,542
Net loss per share, basic and diluted	$(0.57)	$(9.56)

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented as the effect of including such securities would be antidilutive:

	Outstanding as of March 31,
	2015	2014

Convertible preferred stock, as converted to common stock	—	9,540,158
Warrant to purchase convertible preferred stock, as converted to a common stock warrant	—	11,276
Options to purchase common stock	3,446,904	1,771,897
Common stock subject to repurchase	—	6,286
	3,446,904	11,329,617

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is an amendment to the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. ASU 2014-15 establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company will evaluate the guidance under ASU 2014-15 and present the required disclosures in its consolidated financial statements at the time of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of the effective date of the updated standard by one year, but to permit entities to adopt one year earlier if they choose. The proposed effective date deferral is not currently approved. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$7,005	$—	$—	$7,005
Repurchase agreements	—	45,000	—	45,000
Corporate debt	—	105,514	—	105,514
Other short-term interest-bearing securities	—	485	—	485
Total financial assets	$7,005	$150,999	$—	$158,004

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	—	70,000	—	70,000
Corporate debt	—	83,276	—	83,276
Total financial assets	$10,088	$153,276	$—	$163,364

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. The Company classifies repurchase agreements, corporate debt and other short-term interest-bearing securities as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3.

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Investments

Investments included available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Financial assets:
Money market funds	$7,005	$—	$—	$7,005
Repurchase agreements	45,000	—	—	45,000
Corporate debt	105,546	39	(71)	105,514
Other short-term interest bearing securities	485	—	—	485
Total investments	$158,036	$39	$(71)	$158,004

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	70,000	—	—	70,000
Corporate debt	83,487	2	(213)	83,276
Total investments	$163,575	$2	$(213)	$163,364

As of March 31, 2015, the Company held $35.7 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity. As of March 31, 2015, there were no investments with gross unrealized losses that had been in a continuous loss position for 12 months or more.  The Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value. There were no realized gains or losses on the available-for-sale securities during the three months ended March 31, 2015 and 2014, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Accrued compensation	$1,498	$2,463
Accrued outside research and development services	2,884	3,670
Accrued professional and consulting services	687	108
Other	144	86
	$5,213	$6,327

6.  Loan Agreement

The Company is party to a loan and security agreement (the “Loan Agreement”) with Square 1 Bank (the “Bank”) that provides for two term loans available to the Company of $2.0 million and $5.5 million, respectively. Borrowings under the term loans bear interest at the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan is funded; or (2) 5.50%, which rate will be fixed on the date of funding of the term loan. The Company may prepay borrowings without paying a penalty or premium.

In December 2013, the Company borrowed $2.0 million under the first term loan (“Term Loan A”). The amount borrowed under Term Loan A matures December 19, 2018 and is secured by all assets of the Company other than the Company’s intellectual property, subject to certain limited exceptions, and bears interest at a rate of 5.77% per annum. The amount borrowed under Term Loan A is to be repaid over a period of 60 months as follows: (1) commencing on January 11, 2014, 30 monthly payments of interest only; and (2) commencing on June 19, 2016, 30 equal monthly payments of $66,666.67, plus interest. Upon final repayment of Term Loan A, the Company is required to pay the Bank a fee of $120,000. The Company is accruing this fee monthly over the loan term on a straight-line basis and is recording it as interest expense in the condensed consolidated statements of operations.  The Company incurred interest expense in connection with Term Loan A totaling $38,000 and $33,000 for the three months ended March 31, 2015 and 2014, respectively.

The second term loan (“Term Loan B”) of $5.5 million is available to the Company through September 30, 2015. Borrowings, if any, under Term Loan B would be repaid as follows: (1) commencing on the 11th day following the date of Term Loan B, monthly payments of interest only to the earlier of (a) June 19, 2016 or (b) six months following the date of Term Loan B; and (2) commencing on the last day of the month immediately following the interest only end date, equal monthly payments of principal, plus interest, to the maturity date of December 19, 2018. Upon final repayment of Term Loan B, the Company would be required to pay the Bank a fee equal to 2.75% of the original principal amount borrowed under Term Loan B.  In addition, if the Company were to borrow funds under Term Loan B, it would be required to issue the Bank a warrant to purchase up to 6,528 shares of the Company’s common stock (equal to 1% of the amount of borrowings divided by 8.4245), with an exercise price of $8.4245 per share. As of March 31, 2015, there have been no amounts borrowed under Term Loan B.

The Loan Agreement is subject to certain representations and warranties, certain affirmative and negative covenants, certain conditions and events of default that are customarily required for similar financings. The affirmative covenants include, among other things, that the Company delivers timely consolidated financial statements and reports to the Bank, timely files taxes, maintains certain operating accounts subject to control agreements in favor of the Bank, maintains liability and other insurance, maintains at least two active and ongoing drug development programs and pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in certain mergers or acquisitions, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of the Bank. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

7. Commitments and Contingencies

Facility Lease

The Company leases its corporate headquarters facility in Menlo Park, California under a non-cancelable operating lease agreement. The leased space is a facility totaling 18,651 square feet. The base rent is $97,918 per month during the first year of the lease and increases by three percent annually. Rent expenses include the base rent plus additional fees to cover the Company’s share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The estimated amount of these additional fees is $22,381 per month during the first year of the lease. The term of the lease is five years, commencing in December 2014 and terminating in November 2019, with an option to renew for an additional three-year term.

In addition, the Company is required to issue the lessor of the building either a security deposit or a letter of credit of $500,000 that may be used by or drawn upon by the lessor in the event of default of certain terms under the lease agreement. If there is no event of default under the agreement after the 30th month of the lease term, the letter of credit may be reduced to $250,000.  The

Company provided a letter of credit to the lessor in the amount of $500,000, which is collateralized by a money market account. The collateralized money market account is restricted cash and recorded in the Company’s condensed consolidated balance sheet in other assets.

Prior to moving to its headquarters in Menlo Park, California in December 2014, the Company leased its corporate headquarters in Redwood City, California under a non-cancelable operating lease agreement that was entered into in September 2011 and amended in November 2011. In December 2013, the Company entered into a month-to-month lease agreement for additional space in the same building. In March 2014 and May 2014, the Company entered into sublease agreements for additional space in the same building, which commenced in May 2014. All lease agreements associated with the Redwood City, California building expired in November 2014.

Rent expense for the three months ended March 31, 2015 and 2014 was $314,000 and $87,000, respectively. The terms of the facility leases provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of the Company’s agreement with its CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, the Company would maintain the full amount owed to the Cimzia CRO in accrued liabilities in its condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time the Company would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time the Company would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of March 31, 2015, the Company has not recognized an amount for either a bonus earned or a penalty incurred under the agreement in its condensed consolidated financial statements.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company would accrue a liability for such matters when it is probable that future expenditures would be made and such expenditures could be reasonably estimated. The Company is not subject to any current pending legal matters or claims.

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

8. Technology and Financing Agreements

Maruho Agreement

In March 2013, the Company entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, the Company provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of the Company’s product candidates in specified territories. In connection with the entry into this agreement, Maruho paid the Company a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to the Company if the two parties enter into an exclusive license for any of the Company’s products. If the parties do not enter into such an arrangement, the Company will be entitled to keep the funds without further obligation. As of March 31, 2015 and December 31, 2014, the Company recorded the $10.0 million as deferred revenue on its condensed consolidated balance sheets. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

Rose U Agreement

In April 2013, the Company entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK Company, or Stiefel, the prior licensee of such patents. In connection with this agreement, the Company also entered into a letter agreement with Stiefel. The Company paid license and other fees of $0.3 million to Rose U in connection with execution of these agreements and is required to pay additional amounts totaling up to $4.6 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, the Company is also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments the Company is obligated to pay Rose U directly upon the events or sales triggering such payments.

UCB (a Related Party) Agreement

In March 2014, the Company entered into a development and commercialization agreement with UCB, a related party (the “UCB agreement”), which provides that the Company will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, European Medicines Agency (“EMA”) and the Canadian federal department for health (“Health Canada”), and upon the grant of regulatory approval in the United States and Canada, for the Company to promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States or Canada.

The Company has agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. The Company is responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus its internal development costs. Any development costs in excess of this cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay the Company up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, the Company earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. As a result of achieving this milestone, there is $28.7 million in remaining development milestone payments that the Company is eligible to receive.  No collaboration revenue was recognized for the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, UCB beneficially owned 1,841,234 shares of the Company’s outstanding common stock. One of the members of the Company’s Board of Directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

9. Stock-Based Compensation

In 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the granting of stock options to employees, directors and consultants of the Company. In September 2014, the Company’s Board of Directors approved the 2014 Equity Incentive Plan (the “2014 EIP”), which became effective on October 1, 2014, the day prior to the effective date of the Company’s registration statement on Form S-1 (“Form S-1”). As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise.  In September 2014, the Company’s Board of Directors approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective on October 2, 2014, the day of the effective date of the Form S-1.

The following table reflects a summary of stock option activity and related information for the period from December 31, 2014 through March 31, 2015:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2014	941,339	3,401,395	$6.88
Additional shares reserved under plan	738,860	—	—
Options granted	(87,750)	87,750	17.86
Options exercised	—	(42,241)	1.00
Options forfeited	—	—	—
Options outstanding at March 31, 2015	1,592,449	3,446,904	$7.23

Total stock-based compensation expense related to the 2014 ESPP and options granted to employees and nonemployees was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$455	$106
General and administrative	639	30
Total stock-based compensation expense	$1,094	$136

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three months ended March 31, 2015 and 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Since our founding in 2010, we have executed three transactions resulting in a portfolio of five product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC and Stiefel Laboratories, Inc., a GSK Company, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB Pharma S.A., a related party, or UCB, to develop and commercialize Cimzia (certolizumab pegol) in dermatology. Our portfolio of five product candidates targets significant market opportunities and includes three late-stage product candidates.

Our three late-stage product candidates are:

•                  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into a development and commercialization agreement with UCB to develop Cimzia for the treatment of moderate-to-severe plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe plaque psoriasis in December 2014 and expect topline results from this program in 2017.

•                  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of hyperhidrosis, or excessive sweating. Based on feedback from the U.S. Food and Drug Administration, or FDA, in April 2015 and the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients, we are finalizing the design of a Phase 3 clinical program in patients with primary axillary, or underarm, hyperhidrosis and plan to initiate the program in the second half of 2015.

•                  DRM01, a novel, topical, small-molecule sebum inhibitor we are developing for the treatment of acne. Based on the results of a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, we commenced a Phase 2b clinical program in April 2015. We expect topline results from this program in the first half of 2016.

In addition, we have two early-stage programs in preclinical development:

•                  DRM02, a novel, topical, small-molecule inhibitor of phosphodiesterase 4, for the treatment of inflammatory skin diseases; and

•                  DRM05, a novel, topical photodynamic therapy, for the treatment of acne.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2014.

•                  Initiated Phase 2b program for DRM01 in patients with acne.  In April 2015, we announced the dosing of the first patient in a Phase 2b dose-ranging trial for DRM01 in patients with facial acne vulgaris. The randomized, multi-center, double-blind, parallel-group, vehicle-controlled study is designed to assess the safety and efficacy of DRM01 compared to vehicle. The goal of the study is to establish the optimal dose for a potential Phase 3 program.

•                  Presented Phase 2a clinical results for DRM01 in patients with acne. In March 2015, data were presented from our 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, demonstrating statistical significance for DRM01 vs. vehicle in the study’s primary efficacy endpoints.

•                  Achieved positive Phase 2b results for DRM04 in hyperhidrosis and completed end-of-Phase 2 meeting. In February 2015, we announced positive Phase 2b study results for DRM04, our proprietary topical anticholinergic product, in patients with axillary hyperhidrosis. In April 2015, we held an end-of-Phase 2 meeting with the FDA.  Based on feedback from the FDA and results of the Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients, we are finalizing the design of a Phase 3 program for DRM04 in axillary hyperhidrosis and plan to initiate the program in the second half of 2015.

•                  Initiated Phase 3 program for Cimzia, with UCB, in psoriasis. In January 2015, we and UCB announced that the first patients had been dosed in the Phase 3 clinical program designed to evaluate the efficacy and safety of Cimzia in adult patients with moderate-to-severe chronic plaque psoriasis. As of April 2015, all three trials in the Phase 3 program, CIMPASI-1, CIMPASI-2 and CIMPACT, are enrolling patients.

Financial Highlights

For the three months ended March 31, 2015, net loss increased to $14.0 million from $8.5 million for the three months ended March 31, 2014, driven by higher operating expenses.  Research and development expenses increased 51% to $10.1 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to the advancement of our product candidates, specifically Cimzia and DRM01. General and administrative expenses increased 129% to $4.1 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to costs associated with our public company status following our initial public offering, or IPO, in October 2014.  For both the three months ended March 31, 2015 and 2014, we did not recognize any revenue.

As of March 31, 2015, we had cash and cash equivalents and investments of $158.1 million and debt of $1.9 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including our IPO and concurrent private placement in October 2014.  We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd., we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaborative agreements with third parties.

We have never been profitable and may never be profitable. As of March 31, 2015, we had an accumulated deficit of $96.7 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,088	$6,685	$3,403	51%
General and administrative	4,146	1,812	2,334	129
Total operating expenses	14,234	8,497	5,737	68
Loss from operations	(14,234)	(8,497)	(5,737)	68
Interest and other income (expense), net	237	(9)	246	*
Interest expense	(38)	(33)	(5)	15
Net loss	$(14,035)	$(8,539)	$(5,496)	64%

*                 Percentage not meaningful

Research and Development.  Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for conducting clinical studies and costs to develop and manufacture clinical trial supplies, and internal expenses consisting primarily of employee compensation costs. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development expenses to operations as they are incurred.

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of March 31,	Three Months Ended March 31,
	2015	2015	2014	$ Change
		(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$3,769	$—	$3,769
DRM04	Phase 2	1,183	3,143	(1,960)
DRM01	Phase 2	1,906	801	1,105
Other research and development expenses (2)		26	1,018	(992)
Internal costs		3,204	1,723	1,481
Total research and development expenses		$10,088	$6,685	$3,403

(1) We acquired the rights to develop Cimzia for the treatment of moderate-to-severe psoriasis under our collaboration with UCB in March 2014.

(2)    Amount consists of costs for early-stage product candidates, specifically DRM02 and DRM05.

Research and development expenses increased $3.4 million, or 51%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to $3.8 million and $1.1 million increases in external costs to advance our Cimzia and DRM01 product candidates, respectively, and a $1.5 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $2.0 million decrease in external costs related to DRM04. Enrollment of patients in the DRM04 Phase 2b clinical program was underway during the three months ended March 31, 2014 and completed by year-end 2014.  The increases in research and development expenses also were partially offset by a $1.0 million decrease in external costs associated with our early-stage product candidates.

We expect our future research and development efforts will be focused on our late-stage clinical programs, Cimzia, DRM04 and DRM01. For Cimzia, we and UCB commenced our Phase 3 clinical program in December 2014 and we expect all three trials related to this program to continue to enroll patients throughout 2015. With respect to DRM01, we commenced a Phase 2b dose-ranging trial in April 2015 and expect this trial to enroll patients throughout 2015. For DRM04, we intend to commence a Phase 3 clinical program in the second half of 2015. In addition, we expect to continue to evaluate our early-stage product candidates, DRM02 and DRM05, to determine which, if any, we would advance into later stages of development.

As a result, we expect our research and development expenses to increase substantially in the future as we continue development of our product candidates. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our early-stage programs.

General and Administrative.  Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional services fees for auditing, tax and general legal services.

General and administrative expenses increased $2.3 million, or 129%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to a $1.3 million increase in personnel-related expenses related primarily to headcount growth and incentive compensation expenses, a $0.9 million increase in costs associated with our public company status following our IPO in October 2014, a $0.4 million increase in market research and planning expenses and a $0.5 million increase in other expenses. These increases in general and administrative expenses were partially offset by $0.8 million of legal and consulting services incurred in the first quarter of 2014 but not in 2015 for the evaluation, due diligence and negotiations associated with the UCB collaboration transaction.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements, directors’ and officers’ liability insurance premiums and investor relations activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities, including our IPO in October 2014. As of March 31, 2015, we had $158.1 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures. As of March 31, 2015, we had an accumulated deficit of $96.7 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company. Therefore, we will need to raise additional capital to fund our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available.

We believe that existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(5,117)	$(7,586)
Investing activities	1,861	(8)
Financing activities	42	2
Net decrease in cash and cash equivalents	$(3,214)	$(7,592)

Operating Activities.  Net cash used in operating activities was $5.1 million for the three months ended March 31, 2015 and consisted primarily of our net loss of $14.0 million, partially offset by $1.5 million in non-cash charges and a $7.4 million decrease in net operating assets. Non-cash charges included $1.1 million of stock-based compensation expense and $0.4 million of amortization of premiums on available-for-sale securities.  The decrease in net operating assets was driven primarily by receipt of a collaboration receivable from a related party of $7.3 million in the first quarter of 2015. Net cash used in operating activities was $7.6 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $8.5 million, partially offset by an increase of $0.8 million in accrued liabilities related primarily to higher clinical trial accruals.

Investing Activities.  Net cash provided by investing activities for the three months ended March 31, 2015 was $1.9 million which resulted primarily from proceeds from maturities of investments of $25.0 million, partially offset by purchases of investments of $23.1 million. Net cash used in investing activities for the three months ended March 31, 2014 was $8,000 related to the purchase of property and equipment.

Financing Activities.  Net cash provided by financing activities was $42,000 and $2,000 for the three months ended March 31, 2015 and 2014, respectively, related to the exercise of employee stock options.

Operating and Capital Expenditure Requirements

We have incurred losses since our inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that existing cash and cash equivalents and investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may not be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 25, 2015.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of March 31, 2015, we had cash and cash equivalents and investments of $158.1 million, which consisted primarily of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Our outstanding debt obligation carries a fixed interest rate.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund Dermira (Canada), Inc., our wholly owned subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact, a $2,000 gain and an $11,000 loss for the three months ended March 31, 2015 and 2014, respectively, are included in interest and other income (expense), net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have had a material impact on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 25, 2015.  During the three months ended March 31, 2015, there were no material changes to our critical accounting policies.

ITEM 4.                                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio of five product candidates includes three late-stage product candidates: Cimzia (certolizumab pegol), an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, for the treatment of moderate-to-severe plaque psoriasis; DRM04, a topical treatment for hyperhidrosis, or excessive sweating; and DRM01, a topical sebum inhibitor for the treatment of acne. We are also developing DRM02, a topical treatment targeting phosphodiesterase-4 for inflammatory skin diseases, and DRM05, a topical photodynamic therapy for acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. The successful development and commercialization of Cimzia is subject to a number of risks under our development and commercialization agreement with UCB, or the UCB agreement. For more information about these risks, see “—Risks Related to Our Collaboration with UCB.” In the future, we may also become dependent on one or more of our early-stage product candidates or any future product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We are a clinical-stage specialty biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $14.0 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $96.7 million.

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

As of March 31, 2015, we had capital resources consisting of cash and cash equivalents and investments of $158.1 million, including the net proceeds from our initial public offering and the concurrent private placement. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

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

•                  inability or unwillingness of medical investigators to follow our clinical protocols;

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

•                  insufficient data to support regulatory approval.

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

We have never completed a Phase 3 clinical trial, and may be unable to successfully do so for any of our product candidates.

The conduct of a Phase 3 clinical trial is a complicated process. Although our employees have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not completed a Phase 3 clinical trial, and as a result may require more time and incur greater costs than we anticipate. For example, we commenced the Phase 3 clinical program for Cimzia in December 2014 and intend to commence Phase 3 clinical trials for DRM04 in the second half of 2015. Failure to commence or complete, or delays in, our planned Phase 3 clinical trials would prevent us from or delay us in obtaining regulatory approval of and commercializing our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments and commercializing Cimzia for the treatment of psoriasis and DRM04 for hyperhidrosis, which would adversely impact our financial performance.

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

If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injectable products such as Enbrel, Cosentyx, Humira, Remicade and Stelara, and the existence of these products may limit the market size for Cimzia. In addition, Cimzia will compete against oral systemic treatments for psoriasis, which include acitretin, apremilast, methotrexate and cyclosporine, and against a number of approved topical treatments for psoriasis, including branded drugs and generic versions where available. There are a number of other treatments used for psoriasis, including light-based treatments, topical corticosteroids and non-prescription topical treatments. Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles.

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

Upon the expiration or loss of any patent protection for any of our product candidates that are approved, or upon the “at-risk” launch, despite pending patent infringement litigation against the generic product, by a generic competitor of a generic version of any of our product candidates that are approved, which may be sold at significantly lower prices than our approved product candidates, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects. In particular, our DRM04 product candidate faces competition from currently marketed generic oral and compounded topical anticholinergic agents. In addition, we may be subject to additional competition from third parties pursuing topical formulations of other anticholingeric agents for hyperhidrosis.

Use of subjective assessments of efficacy by patients, including patient-reported outcome assessments, or PROs, in our DRM04 clinical trials may delay the development of DRM04 or increase our development costs.

Due to the difficulty of objectively measuring the symptoms of hyperhidrosis, subjective assessments of efficacy by patients are expected to have an important role in the development and regulatory approval of our DRM04 product candidate. Subjective assessments, such as PROs, involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, from patient to patient and from site to site within a clinical trial. Furthermore, we have used an existing tool, the Hyperhidrosis Disease Severity Scale, or HDSS, and a new PRO in our Phase 2 clinical program to assess efficacy in a subjective manner. We may use one or both tools, along with an objective measure, sweat production, to assess efficacy in our planned Phase 3 clinical program for DRM04. The FDA may not agree with our endpoints, potentially making additional clinical trials necessary which would delay the development of DRM04 and increase our costs.

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

We have conducted, are conducting and may in the future conduct clinical trials for our product candidates outside the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

We have conducted, are conducting and may in the future choose to conduct, one or more of our clinical trials outside the United States, including in Canada and Europe. For example, in December 2014, we commenced our Phase 3 clinical program for Cimzia in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

We cannot, however, prevent a physician from using our product candidates outside of those indications for use when in the physician’s independent professional medical judgment he or she deems appropriate. Physicians may also misuse our product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our product candidates are misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. Furthermore, the use of our product candidates for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

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

It is therefore possible that other potential acquirors, even though not developing or commercializing a biologic TNF inhibitor, would not meet one or more of these criteria, making an acquisition of us by such a company unlikely, further reducing the ability of our stockholders to participate in a transaction that could be financially attractive to them.

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

We have agreed that, during the term of the UCB agreement, except in limited circumstances, we and our affiliates will not clinically develop, seek regulatory approval for or commercialize a biologic TNF inhibitor other than Cimzia, or promote any other biologic TNF inhibitor to any dermatologist in the United States or Canada. If, during the term of the UCB agreement, we acquire or are acquired by a third party that is clinically developing or commercializing a biologic TNF inhibitor, in addition to UCB’s termination rights described above, we have agreed to either cease such clinical development or commercialization or divest such product candidate. These exclusivity obligations may inhibit our business opportunities by excluding an important class of products, TNF inhibitors, from potential development or commercialization by us. In addition, any acquiror of us would also be subject to these exclusivity obligations, which will potentially exclude companies that are or would consider developing or commercializing TNF inhibitors from acquiring us, which may reduce the likelihood of our being acquired in a transaction that could be beneficial to our stockholders.

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

As of December 31, 2014, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $61.5 million, $44.5 million and $3.5 million, respectively. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

•                  any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and

•                  we may not develop additional proprietary technologies that are patentable or provide us with a competitive advantage.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to DRM01 and DRM04 will expire between 2020 and 2034. The issued U.S. patents relating to Cimzia will expire in 2024.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2015, we had 24.7 million shares of common stock outstanding. Approximately 16.8 million shares were restricted as a result of lock-up and market standoff agreements and became eligible for sale in the public market on April 1, 2015. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our directors, executive officers and their respective affiliates exert significant influence over us and could impede a change of corporate control.

Our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, 49.7% of our outstanding common stock as of March 31, 2015. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended March 31, 2015 that we have not previously reported.

Use of Proceeds

On October 2, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-198410) effective for our initial public offering, pursuant to which we sold an aggregate of 7,812,500 shares of our common stock at a price to the public of $16.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 3, 2014 pursuant to Rule 424(b).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 12, 2015.

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