Form 10-Q
period 2015-06-30
Dermira, Inc.
filed 2015-08-13
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the registrant had 24,739,692 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.               Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,713	$55,358
Short-term investments	87,693	41,793
Collaboration receivable from a related party	—	7,300
Prepaid expenses and other current assets	2,123	1,012
Total current assets	122,529	105,463
Property and equipment, net	223	192
Long-term investments	23,399	66,483
Intangible assets	3,520	3,520
Goodwill	771	771
Other assets	1,002	1,792
Total assets	$151,444	$178,221
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,648	$5,563
Accrued liabilities	7,278	6,327
Total current liabilities	12,926	11,890
Long-term liabilities:
Deferred revenue	10,000	10,000
Bank term loan	1,944	1,936
Deferred tax liability	816	816
Other long-term liabilities	557	—
Total liabilities	26,243	24,642
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	25	25
Additional paid-in capital	239,118	236,414
Accumulated other comprehensive loss	(99)	(211)
Accumulated deficit	(113,843)	(82,649)
Total stockholders’ equity	125,201	153,579
Total liabilities and stockholders’ equity	$151,444	$178,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$13,495	$6,963	$23,583	$13,648
General and administrative	3,848	1,740	7,994	3,552
Total operating expenses	17,343	8,703	31,577	17,200
Loss from operations	(17,343)	(8,703)	(31,577)	(17,200)
Interest and other income (expense), net	222	(25)	459	(34)
Interest expense	(38)	(34)	(76)	(67)
Net loss	$(17,159)	$(8,762)	$(31,194)	$(17,301)
Net loss per share, basic and diluted	$(0.69)	$(9.72)	$(1.26)	$(19.28)
Weighted-average common shares used to compute net loss per share, basic and diluted	24,694,920	901,140	24,675,076	897,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(17,159)	$(8,762)	$(31,194)	$(17,301)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(67)	—	112	—
Total comprehensive loss	$(17,226)	$(8,762)	$(31,082)	$(17,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(31,194)	$(17,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	31
Stock-based compensation	2,207	310
Amortization of premiums on available-for-sale securities	981	—
Revaluation of convertible preferred stock warrant liability	—	(1)
Changes in assets and liabilities:
Collaboration receivable from a related party	7,300	—
Prepaid expenses and other current assets	(936)	(349)
Other assets	790	(393)
Accounts payable	80	(561)
Accrued liabilities	948	924
Other long-term liabilities	557	—
Net cash used in operating activities	(19,230)	(17,340)
Cash flows from investing activities
Purchases of available-for-sale securities	(28,861)	—
Maturities of available-for-sale securities	25,000	—
Purchase of property and equipment	(51)	(37)
Net cash used in investing activities	(3,912)	(37)
Cash flows from financing activities
Net proceeds from issuances of convertible preferred stock	—	5,000
Proceeds from issuances of common stock	497	7
Net cash provided by financing activities	497	5,007
Net decrease in cash and cash equivalents	(22,645)	(12,370)
Cash and cash equivalents at beginning of period	55,358	22,144
Cash and cash equivalents at end of period	$32,713	$9,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Dermira, Inc. (the “Company”) was incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. The Company changed its name to Dermira, Inc. in September 2011. In August 2011, the Company acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. (“Dermira Canada”) and is the Company’s wholly owned subsidiary. The Company is a specialty biopharmaceutical company focused on bringing innovative and differentiated products to dermatologists and their patients. The Company’s portfolio of five product candidates targets significant market opportunities and includes three late-stage product candidates: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A., a related party (“UCB”), for the treatment of moderate-to-severe plaque psoriasis; DRM04, in Phase 3 development for the treatment of axillary hyperhidrosis; and DRM01, in Phase 2b development for the treatment of acne. The Company is headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or any other future period. The consolidated balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of the Company’s cash and cash equivalents, collaboration receivable from a related party, prepaid expenses, other assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for bank term loans with similar terms, the carrying value of the Company’s bank term loan approximates its fair value.

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

Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical, non-clinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company’s ongoing research and development activities is conducted by third-party service providers, including CROs. The Company’s contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiation, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

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

The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between the Company’s accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed may vary from the Company’s estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect its condensed consolidated financial condition and results of operations.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss per share:
Numerator:
Net loss	$(17,159)	$(8,762)	$(31,194)	$(17,301)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	24,694,920	905,866	24,675,076	903,833
Less: Weighted-average shares subject to repurchase	—	(4,726)	—	(6,477)
Denominator for basic and diluted net loss per share	24,694,920	901,140	24,675,076	897,356
Net loss per share, basic and diluted	$(0.69)	$(9.72)	$(1.26)	$(19.28)

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented as the effect of including such securities would be antidilutive:

	Outstanding as of June 30,
	2015	2014

Convertible preferred stock, as converted to common stock	—	10,133,665
Warrant to purchase convertible preferred stock, as converted to a common stock warrant	—	11,276
Options to purchase common stock, and estimated shares issuable under the employee stock purchase plan	3,629,885	2,265,305
Common stock subject to repurchase	—	2,783
	3,629,885	12,413,029

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance was initially effective for the fiscal years and interim reporting periods beginning after December 15, 2016, however, in July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The ASU’s effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition retrospective application method and is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$2,140	$—	$—	$2,140
Repurchase agreements	—	30,000	—	30,000
Corporate debt	—	110,307	—	110,307
Other short-term interest-bearing securities	—	785	—	785
Total financial assets	$2,140	$141,092	$—	$143,232

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	—	70,000	—	70,000
Corporate debt	—	83,276	—	83,276
Total financial assets	$10,088	$153,276	$—	$163,364

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Financial assets:
Money market funds	$2,140	$—	$—	$2,140
Repurchase agreements	30,000	—	—	30,000
Corporate debt	110,406	7	(106)	110,307
Other short-term interest bearing securities	785	—	—	785
Total investments	$143,331	$7	$(106)	$143,232

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	70,000	—	—	70,000
Corporate debt	83,487	2	(213)	83,276
Total investments	$163,575	$2	$(213)	$163,364

As of June 30, 2015 and December 31, 2014, the Company held $23.4 million and $66.5 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity. As of June 30, 2015 and December 31, 2014, there were no investments with gross unrealized losses that had been in a continuous loss position for 12 months or more.  The Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value. There were no realized gains or losses on the available-for-sale securities during the three and six months ended June 30, 2015 and 2014, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Accrued outside research and development services	$4,787	$3,670
Accrued compensation	1,924	2,463
Accrued professional and consulting services	419	108
Other	148	86
	$7,278	$6,327

6.  Loan Agreement

The Company is party to a loan and security agreement (the “Loan Agreement”) with Square 1 Bank (the “Bank”) that provides for two term loans available to the Company of $2.0 million and $5.5 million. Borrowings under the term loans bear interest at the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan is funded; or (2) 5.50%, which rate will be fixed on the date of funding of the term loan. The Company may prepay borrowings without paying a penalty or premium.

In December 2013, the Company borrowed $2.0 million under the first term loan (“Term Loan A”). The amount borrowed under Term Loan A matures December 19, 2018 and is secured by all assets of the Company other than the Company’s intellectual property, subject to certain limited exceptions, and bears interest at a rate of 5.77% per annum. The amount borrowed under Term Loan A is to be repaid over a period of 60 months as follows: (1) commencing on January 11, 2014, 30 monthly payments of interest only; and (2) commencing on June 19, 2016, 30 equal monthly payments of $66,666.67, plus interest. Upon final repayment of Term Loan A, the Company is required to pay the Bank a fee of $120,000. The Company is accruing this fee monthly over the loan term on a straight-line basis and is recording it as interest expense in the condensed consolidated statements of operations.  The Company incurred interest expense in connection with Term Loan A totaling $38,000 and $34,000 for the three months ended June 30, 2015 and 2014, respectively, and $76,000 and $67,000 for the six months ended June 30, 2015 and 2014, respectively.

The second term loan (“Term Loan B”) of $5.5 million is available to the Company through September 30, 2015. Borrowings, if any, under Term Loan B would be repaid as follows: (1) commencing on the 11th day following the date of Term Loan B, monthly payments of interest only to the earlier of (a) June 19, 2016 or (b) six months following the date of Term Loan B; and (2) commencing on the last day of the month immediately following the interest only end date, equal monthly payments of principal, plus interest, to the maturity date of December 19, 2018. Upon final repayment of Term Loan B, the Company would be required to pay the Bank a fee equal to 2.75% of the original principal amount borrowed under Term Loan B.  In addition, if the Company were to borrow funds under Term Loan B, it would be required to issue the Bank a warrant to purchase up to 6,528 shares of the Company’s common stock (equal to 1% of the amount of borrowings divided by 8.4245), with an exercise price of $8.4245 per share. As of June 30, 2015, there have been no amounts borrowed under Term Loan B.

The Loan Agreement is subject to certain representations and warranties, certain affirmative and negative covenants, certain conditions and events of default that are customarily required for similar financings. The affirmative covenants include, among other things, that the Company delivers timely consolidated financial statements and reports to the Bank, timely files taxes, maintains certain operating accounts subject to control agreements in favor of the Bank, maintains liability and other insurance, maintains at least two active and ongoing drug development programs and pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in certain mergers or acquisitions, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of the Bank. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

7. Commitments and Contingencies

Facility Lease

The Company leases its corporate headquarters facility in Menlo Park, California under a non-cancelable operating lease agreement. The leased space is a facility totaling 18,651 square feet. The base rent is $97,918 per month during the first year of the lease and increases by three percent annually. Rent expenses include the base rent plus additional fees to cover the Company’s share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The estimated amount of these additional fees is $22,381 per month during the first year of the lease. The term of the lease is five years, which commenced in December 2014 and will terminate in November 2019, with an option to renew for an additional three-year term.

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

Rent expense for the three months ended June 30, 2015 and 2014 was $378,000 and $137,000, respectively, and for the six months ended June 30, 2015 and 2014 was $743,000 and $224,000, respectively. The terms of the facility leases provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of the Company’s agreement with its CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, the Company would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in its condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time the Company would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time the Company would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of June 30, 2015, the Company has not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in its condensed consolidated statements of operations.

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

8. Technology and Financing Agreements

Maruho Agreement

In March 2013, the Company entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, the Company provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of the Company’s product candidates in specified territories. In connection with the entry into this agreement, Maruho paid the Company a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to the Company if the two parties enter into an exclusive license for any of the Company’s products. If the parties do not enter into such an arrangement, the Company will be entitled to keep the funds without further obligation. As of June 30, 2015 and December 31, 2014, the Company recorded the $10.0 million as deferred revenue on its condensed consolidated balance sheets. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

Rose U Agreement

In April 2013, the Company entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to our DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK Company, or Stiefel, the prior licensee of such patents. In connection with this agreement, the Company also entered into a letter agreement with Stiefel. As of June 30, 2015, the Company paid license and other fees of $0.3 million to Rose U in connection with execution of these agreements and is required to pay additional amounts totaling up to $4.6 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In connection with initiation of the DRM04 Phase 3 program in July 2015, the Company is obligated to make a $0.2 million milestone payment. In addition, the Company is also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments the Company is obligated to pay Rose U directly upon the events or sales triggering such payments.

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

The Company has agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. The Company is responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus its internal development costs. Any development costs in excess of this cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay the Company up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, the Company earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. As a result of achieving this milestone, there is $28.7 million in remaining development milestone payments that the Company is eligible to receive.  No collaboration revenue was recognized for the three or six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, UCB beneficially owned 1,841,234 shares of the Company’s outstanding common stock. One of the members of the Company’s Board of Directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

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

The following table reflects a summary of stock option activity and related information for the period from December 31, 2014 through June 30, 2015:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2014	941,339	3,401,395	$6.88
Additional shares reserved under plan	738,860	—	—
Options granted	(224,486)	224,486	16.50
Options exercised	—	(82,899)	1.70
Options forfeited	24,777	(24,777)	10.54
Options outstanding at June 30, 2015	1,480,490	3,518,205	7.59

Total stock-based compensation expense related to the 2014 ESPP and options granted to employees and nonemployees was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$404	$121	$859	$227
General and administrative	709	53	1,348	83
Total stock-based compensation expense	$1,113	$174	$2,207	$310

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three and six months ended June 30, 2015 and 2014.

10. Subsequent Events

On August 11, 2015, the Company closed a follow-on public offering of 5,175,000 shares of its common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $21.50 per share, all of which were sold by the Company. The estimated net proceeds to the Company from the follow-on offering were approximately $104.0 million, after deducting underwriting discounts and commissions of $6.7 million and estimated offering expenses of approximately $0.6 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2015 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our three late-stage product candidates are:

•                  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into a development and commercialization agreement with UCB to develop Cimzia for the treatment of moderate-to-severe plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe plaque psoriasis in December 2014. We expect topline results from the Phase 3 clinical program in 2017.

•                  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of hyperhidrosis, or excessive sweating. Based on the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients and our end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in April 2015, we commenced a Phase 3 clinical program in patients with primary axillary, or underarm, hyperhidrosis in July 2015. We expect topline results from the Phase 3 clinical program in the second half of 2016.

•                  DRM01, a novel, topical, small-molecule sebum inhibitor we are developing for the treatment of acne. Based on the results of a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, we commenced a Phase 2b clinical study in April 2015. We expect topline results from the Phase 2b clinical program in the first half of 2016.

In addition, we have two early-stage product candidates in preclinical development:

•                  DRM02, a novel, topical, small-molecule inhibitor of phosphodiesterase 4, for the treatment of inflammatory skin diseases; and

•                  DRM05, a novel, topical photodynamic therapy, for the treatment of acne.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2014.

•                  Initiated Phase 3 program for DRM04 in patients with axillary hyperhidrosis. In July 2015, we dosed the first patients in a Phase 3 program for DRM04 in patients with axillary hyperhidrosis. The DRM04 Phase 3 program consists of two identical, randomized, double-blind, vehicle-controlled studies, ATMOS-1 and ATMOS-2, each enrolling approximately 330 patients. The program is designed to assess the safety and efficacy of DRM04 compared to vehicle to support a potential New Drug Application (NDA) submission to the FDA. The Phase 3 program also will include an open-label study, ARIDO, assessing the long-term safety of DRM04.

•                  Presented Phase 2a clinical results for DRM01 in patients with acne. In June 2015 and March 2015, data were presented from our 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, demonstrating statistical significance for DRM01 vs. vehicle in the study’s primary efficacy endpoints.

•                  Initiated Phase 2b program for DRM01 in patients with acne.  In April 2015, we announced the dosing of the first patient in a Phase 2b dose-ranging trial, totaling 400 patients, for DRM01 in patients with facial acne vulgaris. The randomized, multi-center, double-blind, parallel-group, vehicle-controlled study is designed to assess the safety and efficacy of DRM01 compared to vehicle. The goal of the study is to establish the optimal dose for a potential Phase 3 program.

•                  Achieved positive Phase 2b results for DRM04 in hyperhidrosis and completed end-of-Phase 2 meeting. In February 2015, we announced positive Phase 2b study results for DRM04 in patients with axillary hyperhidrosis.

•                  Initiated Phase 3 program for Cimzia, with UCB, in psoriasis. In January 2015, we and UCB announced that the first patients had been dosed in the Phase 3 clinical program designed to evaluate the efficacy and safety of Cimzia in adult patients with moderate-to-severe chronic plaque psoriasis.

Financial Highlights

For the three months ended June 30, 2015, net loss increased to $17.2 million from $8.8 million for the three months ended June 30, 2014, driven by higher operating expenses.  Research and development expenses increased 94% to $13.5 million for the three months ended June 30, 2015 compared to the same period in 2014 due primarily to the advancement of our three-late stage product candidates.  General and administrative expenses increased 121% to $3.8 million for the three months ended June 30, 2015 compared to the same period in 2014, driven by headcount growth and incentive compensation expenses, as well as costs associated with our public company status following our initial public offering, or IPO, in October 2014.

For the six months ended June 30, 2015, net loss increased to $31.2 million from $17.3 million for the six months ended June 30, 2014, driven by higher operating expenses.  Research and development expenses increased 73% to $23.6 million for the six months ended June 30, 2015 compared to the same period in 2014 due primarily to the advancement of our product candidates, specifically Cimzia and DRM01.  General and administrative expenses increased 125% to $8.0 million for the six months ended June 30, 2015 compared to the same period in 2014, driven by headcount growth and incentive compensation expenses, as well as costs associated with our public company status following our IPO in October 2014.

For the three and six months ended June 30, 2015 and 2014, we did not recognize any revenue.

As of June 30, 2015, we had cash and cash equivalents and investments of $143.8 million and debt of $1.9 million.

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

We have never been profitable and may never be profitable. As of June 30, 2015, we had an accumulated deficit of $113.8 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,495	$6,963	$6,532	94%	$23,583	$13,648	$9,935	73%
General and administrative	3,848	1,740	2,108	121	7,994	3,552	4,442	125
Total operating expenses	17,343	8,703	8,640	99	31,577	17,200	14,377	84
Loss from operations	(17,343)	(8,703)	(8,640)	99	(31,577)	(17,200)	(14,377)	84
Interest and other income (expense), net	222	(25)	247	*	459	(34)	493	*
Interest expense	(38)	(34)	(4)	12	(76)	(67)	(9)	13
Net loss	$(17,159)	$(8,762)	$(8,397)	96%	$(31,194)	$(17,301)	$(13,893)	80%

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of June 30,	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2015	2014	$ Change	2015	2014	$ Change
		(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$5,301	$85	$5,216	$9,070	$85	$8,985
DRM04 (2)	Phase 2	3,238	2,672	566	4,421	5,815	(1,394)
DRM01	Phase 2b	1,752	965	787	3,658	1,766	1,892
Other research and development expenses (3)		34	1,587	(1,553)	59	2,605	(2,546)
Internal costs		3,170	1,654	1,516	6,375	3,377	2,998
Total research and development expenses		$13,495	$6,963	$6,532	$23,583	$13,648	$9,935

(1)         We acquired the rights to develop Cimzia for the treatment of moderate-to-severe psoriasis under our collaboration with UCB in March 2014.

(2)         In July 2015, we commenced a Phase 3 clinical program for DRM04.

(3)         Amount consists of costs for early-stage product candidates, specifically DRM02 and DRM05.

Research and development expenses increased $6.5 million, or 94%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to a $6.6 million increase in external costs to advance our Cimzia, DRM04, and DRM01 product candidates and a $1.5 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $1.6 million decrease in external costs associated with our early-stage product candidates.

Research and development expenses increased $9.9 million, or 73%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to a $10.9 million increase in external costs to advance our Cimzia and DRM01 product candidates and a $3.0 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. The increases in research and development expenses were partially offset by a $2.5 million decrease in external costs associated with our early-stage product candidates, and a $1.4 million decrease in external costs related to DRM04. Enrollment of patients in the DRM04 Phase 2b clinical program was ongoing during the six months ended June 30, 2014 and completed by year-end 2014.

We expect our future research and development efforts will be focused on our late-stage clinical programs, Cimzia, DRM04 and DRM01. For Cimzia, we and UCB commenced our Phase 3 clinical program in December 2014 and we expect to continue to enroll patients in this program throughout 2015. With respect to DRM01, we commenced a Phase 2b dose-ranging trial in April 2015 and expect this trial to continue to enroll patients throughout 2015. For DRM04, we commenced a Phase 3 clinical program in July 2015 and we expect to enroll patients in this program throughout 2015.  In addition, we expect to continue to evaluate our early-stage product candidates, DRM02 and DRM05, to determine which, if any, we would advance into later stages of development.

As a result, we expect our research and development expenses to increase substantially in the future as we continue development of our product candidates. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our early-stage product candidates.

General and Administrative.  Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional services fees for auditing, tax and general legal services.

General and administrative expenses increased $2.1 million, or 121%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to a $1.4 million increase in personnel-related expenses related primarily to headcount growth and incentive compensation expenses and a $0.4 million increase in costs associated with our public company status following our IPO in October 2014.

General and administrative expenses increased $4.4 million, or 125%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to a $2.7 million increase in personnel-related expenses related primarily to headcount growth and incentive compensation expenses, a $1.3 million increase in costs associated with our public company status following our IPO in October 2014 and a $0.6 million increase in market research and planning expenses. These increases in general and administrative expenses were partially offset by $0.8 million of legal and consulting services incurred in the first six months of 2014, but not in 2015, for the evaluation, due diligence and negotiations associated with the UCB collaboration transaction.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities, including our IPO in October 2014. As of June 30, 2015, we had $143.8 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures. As of June 30, 2015, we had an accumulated deficit of $113.8 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company. Therefore, we will need to raise additional capital to fund our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available.

As of June 30, 2015, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(19,230)	$(17,340)
Investing activities	(3,912)	(37)
Financing activities	497	5,007
Net decrease in cash and cash equivalents	$(22,645)	$(12,370)

Operating Activities.  Net cash used in operating activities was $19.2 million for the six months ended June 30, 2015 and consisted primarily of our net loss of $31.2 million, partially offset by $3.2 million in non-cash charges and an $8.7 million decrease in net operating assets. Non-cash charges included $2.2 million of stock-based compensation expense and $1.0 million of amortization of premiums on available-for-sale securities.  The decrease in net operating assets was driven primarily by receipt of a collaboration receivable from a related party of $7.3 million in the first quarter of 2015 and a $1.0 million increase in accounts payable and accrued liabilities related primarily to higher clinical trial accruals. Net cash used in operating activities was $17.3 million for the six months ended June 30, 2014 and consisted primarily of our net loss of $17.3 million, a $0.6 million decrease in accounts payable due to higher disbursements, and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $0.9 million increase in accrued liabilities related primarily to higher clinical trial accruals.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2015 was $3.9 million which resulted primarily from purchases of investments of $28.9 million, partially offset by proceeds from maturities of investments of $25.0 million. Net cash used in investing activities for the six months ended June 30, 2014 was $37,000 related to the purchase of property and equipment.

Financing Activities.  Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2015 and related to proceeds from purchases under our employee stock purchase plan and stock option exercises. Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2014 and related primarily to the net proceeds from the sale of shares of Series B convertible preferred stock in April 2014.

Operating and Capital Expenditure Requirements

We have incurred losses since our inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that existing cash and cash equivalents and investments on hand as of June 30, 2015 and the estimated net proceeds of approximately $104.0 million from our follow-on offering in August 2015 are sufficient to meet our anticipated cash requirements through 2017. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may not be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of June 30, 2015, we had cash and cash equivalents and investments of $143.8 million, which consisted primarily of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Our outstanding debt obligation carries a fixed interest rate.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund Dermira (Canada), Inc., our wholly owned subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact, a $3,000 loss and a $40,000 loss for the six months ended June 30, 2015 and 2014, respectively, is included in interest and other income (expense), net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have had a material impact on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 25, 2015.  During the six months ended June 30, 2015, there were no material changes to our critical accounting policies.

ITEM 4.                                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

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

We are a clinical-stage specialty biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $31.2 million and $17.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $113.8 million.

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

As of June 30, 2015, we had capital resources consisting of cash and cash equivalents and investments of $143.8 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

As of June 30, 2015, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient, or API, through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. As a result, safety and efficacy can be difficult to establish. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the dosage form for DRM04 is an API-saturated wipe, and we are not aware of previous FDA approvals of prescription drug wipes.  In addition, it is possible that the FDA may require more short-term exposure of individuals to DRM04 than we currently anticipate collecting in our safety database. If we are required to expose additional individuals to DRM04 in order to establish a safety database sufficient for approval, approval of DRM04, if at all, could be delayed and our costs could increase.

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

To gain approval to market a biologic product such as Cimzia or a new drug such as DRM04 or DRM01, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in the Phase 2 clinical trial for Cimzia in moderate-to-severe plaque psoriasis, a six-point physical global assessment, or PGA, scale was used, and in our Phase 3 clinical trials, we are using a five-point PGA scale similar to the scale that was used to support the approval of Cosentyx. As a result, data from our Phase 2 clinical trial may not accurately predict Phase 3 results. For DRM04, the results of our Phase 2 clinical trials may not accurately predict results in our Phase 3 clinical trials, which will have larger numbers of patients and will use a different tool to measure our patient-reported outcomes than that used as the primary endpoint in our Phase 2 trials. In addition, for DRM04, the FDA commented that it believes that we may not have identified the optimal dose and concentration for use in our Phase 3 trials. If the FDA determines that we have not provided sufficient dose response information to select the dose to study in our Phase 3 trials, then approval of DRM04, if at all, could be delayed and our costs could increase.  Even for a drug such as Cimzia that has been approved for multiple indications, regulatory review processes are lengthy and uncertain.

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

•                  the FDA or the applicable foreign regulatory body may not find the data from preclinical studies and clinical trials, including the number of subjects in the safety database, sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;

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

The conduct of a Phase 3 clinical trial is a complicated process. Although our employees have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not completed a Phase 3 clinical trial, and as a result may require more time and incur greater costs than we anticipate. For example, we commenced the Phase 3 clinical program for Cimzia in December 2014 and commenced the Phase 3 clinical program for DRM04 in July 2015. Failure to commence or complete, or delays in, our planned Phase 3 clinical trials would prevent us from or delay us in obtaining regulatory approval of and commercializing our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments and commercializing Cimzia for the treatment of psoriasis and DRM04 for hyperhidrosis, which would adversely impact our financial performance.

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

According to Decision Resources, Enbrel, Humira and Stelara, injectable biologics for the treatment of moderate-to-severe plaque psoriasis, achieved aggregate worldwide sales of $5.1 billion in 2013 and we are uncertain whether this market, including off-label use of other injectable biologics for the treatment of psoriasis, has peaked or may still grow and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe plaque psoriasis. In particular, Cimzia’s administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira or Enbrel. Even if approved for moderate-to-severe plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other TNF inhibitors or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling.

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

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including AbbVie Inc., Allergan plc, Amgen Inc., Anacor Pharmaceuticals, Inc., Anterios, Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Brickell Biotech, Inc., Celgene International, Eisai Co., Ltd., Galderma S.A., GlaxoSmithKline LLC, or GSK, Janssen Biotech, Inc., Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novartis International AG, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injectable products such as Cosentyx, Enbrel, Humira, Remicade and Stelara, and the existence of these products may limit the market size for Cimzia. In addition, Cimzia will compete against oral systemic treatments for psoriasis, which include acitretin, apremilast, methotrexate and cyclosporine, and against a number of approved topical treatments for psoriasis, including branded drugs and generic versions where available. There are a number of other treatments used for psoriasis, including light-based treatments, topical corticosteroids and non-prescription topical treatments. Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles.

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

Even if Cimzia for the treatment of psoriasis achieves regulatory approval, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference the FDA’s prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication.  In addition, the 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior determinations in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for the other indications. In his proposed budget for fiscal year 2014, President Obama proposed to reduce this 12-year period of exclusivity to seven years and proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for Cimzia. If competitors are able to obtain marketing approval for biosimilars referencing Cimzia or other branded biologic products against which Cimzia competes, Cimzia may become subject to competition from such biosimilars. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

We expect to face generic competition for our product candidates, which could adversely affect our business, financial condition, operating results and prospects.

Upon the expiration or loss of any patent protection for any of our product candidates that are approved, or upon the “at-risk” launch, despite pending patent infringement litigation against the generic product, by a generic competitor of a generic version of any of our product candidates that are approved, which may be sold at significantly lower prices than our approved product candidates, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects. In particular, our DRM04 product candidate faces competition from currently marketed generic oral and compounded topical anticholinergic agents. In addition, we may be subject to additional competition from third parties pursuing topical formulations of other anticholinergic agents for hyperhidrosis.

Use of subjective assessments of efficacy by patients, including patient-reported outcome assessments, or PROs, in our DRM04 clinical trials may delay the development of DRM04 or increase our development costs.

Due to the difficulty of objectively measuring the symptoms of hyperhidrosis, subjective assessments of efficacy by patients are expected to have an important role in the development and regulatory approval of our DRM04 product candidate. Subjective assessments, such as PROs, involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, from patient to patient and from site to site within a clinical trial. Furthermore, in our Phase 2 clinical program, we have used an existing tool, the Hyperhidrosis Disease Severity Scale, or HDSS, which the FDA has determined is not a validated PRO, and a new PRO, the Axillary Sweating Daily Diary, or ASDD, which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. We are using the new ASDD PRO, along with an objective measure, sweat production, for the primary assessment of efficacy in our planned Phase 3 clinical program for DRM04. The FDA may not agree with our endpoints or that we have demonstrated that our objective endpoint of sweat production is a clinically meaningful endpoint, potentially making additional clinical trials necessary which would delay the development of DRM04 and increase our costs.

Any product candidates that we commercialize, or that any partner with which we may collaborate commercializes, will be subject to ongoing and continued regulatory review.

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or other REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice, or GCP, requirements and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. For example, if we obtain regulatory approval for Cimzia for the treatment of moderate-to-severe plaque psoriasis, we expect that regulatory authorities will require us to include the same box warning regarding increased risk of serious infections that may lead to hospitalization or death and a potential association with increased cancer risk in TNF inhibitors, of which Cimzia is one, that is currently included in labeling for Cimzia for the treatment of other indications. Results of clinical trials could reveal a high and unacceptable severity and prevalence of one or more of these side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications. In addition, the FDA recently created a Tracked Safety Issue, or TSI, for all TNF inhibitors, including Cimzia, based on a potential signal of psychiatric and nervous system disorders including: anxiety, hallucination, paranoia, psychotic disorder, cognitive impairment, depression, and suicide/suicidal ideation. This TSI may have in impact on our development program or the labeling for Cimzia. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

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

We are currently developing one product candidate, DRM04, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. DRM04 is a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. Reliance on safety findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA could expedite the development program for our product candidates by potentially decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. DRM04 differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between DRM04 and the approved product the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for DRM04, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, among other topics, are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB agreement. If such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we would be obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones if and when such milestones are achieved. This could make an acquisition of us by any such company economically unattractive, potentially prohibitively so. Among the companies that we are aware are currently clinically developing or commercializing biologic TNF inhibitors are AbbVie, Allergan, Amgen, Baxter International Inc., Boehringer Ingelheim, Biogen Idec Inc., Eisai, GSK, Hospira, Inc., Johnson & Johnson, Merck, Mitsubishi Tanabe Pharma Corporation, Mylan,

Novartis AG, Pfizer, Ranbaxy Laboratories Limited, Sandoz Inc., Stiefel Laboratories, Inc., a GSK Company, Takeda and Teva. Additional companies may develop or commercialize a biologic TNF inhibitor in the future. The resulting unlikelihood of an acquisition of us by these companies may reduce our future strategic options and the likelihood of our stockholders participating in a company sale transaction that could be financially attractive to them.

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

Our management, personnel, systems and facilities currently in place are not adequate to support our business plan and future growth. We will need to further expand our scientific, medical affairs, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the U.S. Patent and Trademark Office, or USPTO, after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

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

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects..

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

Since January 1, 2015 through August 7, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $25.18 per share. Because our stock price has been volatile, investing in our common stock is risky.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

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

We incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Global Select Market, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has made and will increasingly make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2015, we had approximately 24.7 million shares of common stock outstanding.  Approximately 11.8 million shares are currently restricted as a result of lock-up agreements entered into in connection with a follow-on public offering we closed in August 2015 and will become eligible for sale in the public market on November 5, 2015.  Additionally, shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act.  If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our directors and executive officers, together with their affiliates, will continue to exert significant influence over us and could impede a change of corporate control.

Our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 17.0% of our outstanding common stock as of June 30, 2015, but giving effect to the issuance of 3,750,000 shares of our common stock in the follow-on public offering we closed in August 2015. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Because management has broad discretion as to the use of the net proceeds from our initial public offering, concurrent private placement and follow-on offering, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management will have considerable discretion over the use of proceeds from our initial public offering, concurrent private placement and follow-on offering and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or with which our stockholders otherwise disagree.  The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.  Pending their use, we may invest the net proceeds from our initial public offering, concurrent private placement and follow-on offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended June 30, 2015 that we have not previously reported.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 13, 2015.

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