Form 10-Q
period 2015-09-30
Dermira, Inc.
filed 2015-11-10
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, the registrant had 29,918,829 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.               Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,276	$55,358
Short-term investments	94,740	41,793
Collaboration receivable from a related party	7,300	7,300
Prepaid expenses and other current assets	1,872	1,012
Total current assets	224,188	105,463
Property and equipment, net	284	192
Long-term investments	17,441	66,483
Intangible assets	3,520	3,520
Goodwill	771	771
Other assets	998	1,792
Total assets	$247,202	$178,221
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,769	$5,563
Accrued liabilities	12,338	6,327
Bank term loan, current	200	—
Total current liabilities	19,307	11,890
Long-term liabilities:
Deferred revenue	10,000	10,000
Bank term loan, non-current	1,748	1,936
Deferred tax liability	816	816
Other long-term liabilities	575	—
Total liabilities	32,446	24,642
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	30	25
Additional paid-in capital	344,645	236,414
Accumulated other comprehensive loss	(22)	(211)
Accumulated deficit	(129,897)	(82,649)
Total stockholders’ equity	214,756	153,579
Total liabilities and stockholders’ equity	$247,202	$178,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Collaboration revenue from a related party	$7,300	$—	$7,300	$—
Operating expenses:
Research and development	18,890	6,028	42,473	19,676
General and administrative	4,684	1,688	12,678	5,240
Total operating expenses	23,574	7,716	55,151	24,916
Loss from operations	(16,274)	(7,716)	(47,851)	(24,916)
Interest and other income (expense), net	259	(84)	718	(118)
Interest expense	(39)	(47)	(115)	(114)
Net loss	$(16,054)	$(7,847)	$(47,248)	$(25,148)
Net loss per share, basic and diluted	$(0.58)	$(8.66)	$(1.84)	$(27.93)
Weighted-average common shares used to compute net loss per share, basic and diluted	27,553,952	906,239	25,645,246	900,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(16,054)	$(7,847)	$(47,248)	$(25,148)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	77	—	189	—
Total comprehensive loss	$(15,977)	$(7,847)	$(47,059)	$(25,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(47,248)	$(25,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	47
Stock-based compensation	3,668	634
Amortization of premiums on available-for-sale securities	1,515	—
Revaluation of convertible preferred stock warrant liability	—	78
Changes in assets and liabilities:
Prepaid expenses and other current assets	(628)	(225)
Other assets	794	(2,209)
Accounts payable	1,164	(44)
Accrued liabilities	5,998	1,782
Other long-term liabilities	575	—
Net cash used in operating activities	(34,107)	(25,085)
Cash flows from investing activities
Purchases of available-for-sale securities	(41,618)	—
Maturities of available-for-sale securities	36,155	—
Purchase of property and equipment	(80)	(47)
Net cash used in investing activities	(5,543)	(47)
Cash flows from financing activities
Net proceeds from issuances of convertible preferred stock	—	53,826
Net proceeds from issuances of common stock	104,568	7
Net cash provided by financing activities	104,568	53,833
Net increase in cash and cash equivalents	64,918	28,701
Cash and cash equivalents at beginning of period	55,358	22,144
Cash and cash equivalents at end of period	$120,276	$50,845

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

On August 11, 2015, the Company closed an underwritten follow-on public offering (“Follow-on Offering”) of 5,175,000 shares of its common stock sold by the Company, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to the Company from the Follow-on Offering were $111.3 million, and the net proceeds to the Company, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.5 million, were approximately $104.1 million.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or any other future period. The consolidated balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Collaboration and license agreements may include non-refundable upfront payments or partial reimbursement of research and development costs, contingent consideration payments based on achievement of defined milestones, and royalties on sales of commercialized products. Performance obligations under collaboration agreements may include the transfer of intellectual property rights (e.g., licenses), obligations to provide research and development services, obligations to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are generally recorded as deferred revenue in the consolidated balance sheet and recognized as collaboration revenue over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company regularly reviews the estimated periods of performance related to its collaborations based on the progress made under each arrangement. The estimated performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue recorded in future periods. The Company generates revenue from its activities under the collaboration agreement with UCB, a related party, for the development and commercialization of one of its product candidates. All revenue recognized to date under the agreement with UCB is non-refundable and has been classified as collaboration revenue from a related party.

Multiple Element Arrangements

The Company evaluates revenue from its agreement with UCB to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. Factors considered include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. To date, the Company’s agreement with UCB has two deliverables which represent two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of execution of this arrangement, potential future payments eligible to be received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, payments will be recognized in their entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Royalties and sales-based milestone payments will be recognized as revenue when earned and realizable. Non-refundable fees for which the Company has no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

Milestones and Other Contingent Payments

The Company has adopted the milestone method as described in Accounting Standards Codification (“ASC”) 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance; and (3) if achieved, the event would result in additional payments being due to the Company. Contingent payments which do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If the Company has no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

The Company’s agreement with UCB provides for payments to be paid to the Company upon the achievement of development, regulatory and sales milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty as to whether any such milestones would be achieved at the time the agreement was executed. The Company evaluates whether the development and regulatory milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

Offering Costs

Offering costs, consisting of legal, accounting, filing and other fees directly related to the Initial Public Offering (“IPO”) and the Follow-on Offering, were offset against proceeds from each offering. Offering costs incurred prior to the completion of the IPO were initially recorded in other assets and subsequently reclassified as additional paid-in capital upon completion of the IPO in October 2014.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss per share:
Numerator:
Net loss	$(16,054)	$(7,847)	$(47,248)	$(25,148)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	27,553,952	907,514	25,645,246	905,074
Less: Weighted-average shares subject to repurchase	—	(1,275)	—	(4,724)
Denominator for basic and diluted net loss per share	27,553,952	906,239	25,645,246	900,350
Net loss per share, basic and diluted	$(0.58)	$(8.66)	$(1.84)	$(27.93)

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented as the effect of including such securities would be antidilutive:

	Outstanding as of September 30,
	2015	2014

Convertible preferred stock, as converted to common stock	—	15,430,706
Warrant to purchase convertible preferred stock, as converted to a common stock warrant	—	11,276
Options to purchase common stock, and estimated shares issuable under the employee stock purchase plan	3,829,291	2,249,871
	3,829,291	17,691,853

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance was initially effective for the fiscal years and interim reporting periods beginning after December 15, 2016, however, in July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). This ASU’s effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition retrospective application method and is currently assessing the future impact of this ASU on its unaudited condensed consolidated financial statements.

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$29	$—	$—	$29
Repurchase agreements	—	119,800	—	119,800
Corporate debt	—	111,636	—	111,636
Other short-term interest-bearing securities	—	545	—	545
Total financial assets	$29	$231,981	$—	$232,010

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	—	70,000	—	70,000
Corporate debt	—	83,276	—	83,276
Total financial assets	$10,088	$153,276	$—	$163,364

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Financial assets:
Money market funds	$29	$—	$—	$29
Repurchase agreements	119,800	—	—	119,800
Corporate debt	111,658	22	(44)	111,636
Other short-term interest bearing securities	545	—	—	545
Total investments	$232,032	$22	$(44)	$232,010

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	70,000	—	—	70,000
Corporate debt	83,487	2	(213)	83,276
Total investments	$163,575	$2	$(213)	$163,364

As of September 30, 2015 and December 31, 2014, the Company held $17.4 million and $66.5 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company did not hold any investment securities exceeding a two-year maturity. As of September 30, 2015 and December 31, 2014, there were no investments with gross unrealized losses that had been in a continuous loss position for 12 months or more.  The Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value. There were no realized gains or losses on the available-for-sale securities during the three and nine months ended September 30, 2015 and 2014, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Accrued outside research and development services	$8,681	$3,670
Accrued compensation	2,985	2,463
Accrued professional and consulting services	412	108
Other	260	86
	$12,338	$6,327

6.  Loan Agreement

The Company is party to a loan and security agreement (the “Loan Agreement”) with Square 1 Bank (the “Bank”) that provides for two term loans available to the Company: (1) $2.0 million under the first term loan (“Term Loan A”); and (2) $5.5 million under the second term loan (“Term Loan B”). Borrowings under the term loans bear interest at the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan is funded; or (2) 5.50%, which rate will be fixed on the date of funding of the term loan. The Company may prepay borrowings without paying a penalty or premium.

In December 2013, the Company borrowed $2.0 million under Term Loan A. The amount borrowed under Term Loan A matures December 19, 2018 and is secured by all assets of the Company other than the Company’s intellectual property, subject to certain limited exceptions, and bears interest at a rate of 5.77% per annum. The amount borrowed under Term Loan A is to be repaid over a period of 60 months as follows: (1) commencing on January 11, 2014, 30 monthly payments of interest only; and (2) commencing on June 19, 2016, 30 equal monthly payments of $66,666.67, plus interest. Upon final repayment of Term Loan A, the Company is required to pay the Bank a fee of $120,000. The Company is accruing this fee monthly over the loan term on a straight-line basis and is recording it as interest expense in the condensed consolidated statements of operations.  The Company incurred interest expense in connection with Term Loan A totaling $39,000 and $47,000 for the three months ended September 30, 2015 and 2014, respectively, and $115,000 and $114,000 for the nine months ended September 30, 2015 and 2014, respectively.

There were no amounts borrowed under Term Loan B and the Company’s ability to borrow funds under Term Loan B expired on September 30, 2015.

The Loan Agreement is subject to certain representations and warranties, certain affirmative and negative covenants, certain conditions and events of default that are customarily required for similar financings. The affirmative covenants include, among other things, that the Company delivers timely consolidated financial statements and reports to the Bank, timely files taxes, maintains certain operating accounts subject to control agreements in favor of the Bank, maintains liability and other insurance, maintains at least two active and ongoing drug development programs and pledges security interests in any ownership interest of a future subsidiary. The negative covenants preclude, among other things, disposing of certain assets, engaging in certain mergers or acquisitions, incurring additional indebtedness, encumbering any collateral, paying dividends or making prohibited investments, in each case, without the prior consent of the Bank. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all of the covenants under the Loan Agreement.

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

Prior to moving to its headquarters in Menlo Park, California in December 2014, the Company leased its corporate headquarters in Redwood City, California. All lease agreements associated with the Redwood City, California building expired in November 2014.

Rent expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $1.1 million and $0.4 million, respectively. The terms of the facility leases provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of the Company’s agreement with its CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, the Company would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in its condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time the Company would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time the Company would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of September 30, 2015, the Company has not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in its condensed consolidated statements of operations.

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

8. Technology and Financing Agreements

Maruho Agreement

In March 2013, the Company entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, the Company provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of the Company’s product candidates in specified territories. In connection with the entry into this agreement, Maruho paid the Company a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to the Company if the two parties enter into an exclusive license for any of the Company’s products. If the parties do not enter into such an arrangement, the Company will be entitled to keep the funds without further obligation. As of September 30, 2015 and December 31, 2014, the Company recorded the $10.0 million as deferred revenue on its condensed consolidated balance sheets. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

Rose U Agreement

In April 2013, the Company entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to our DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK Company, or Stiefel, the prior licensee of such patents. In connection with this agreement, the Company also entered into a letter agreement with Stiefel. As of September 30, 2015, the Company has paid license and other fees of $0.5 million to Rose U and is required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, the Company is also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments the Company is obligated to pay Rose U directly upon the events or sales triggering such payments.

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

The Company has agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. The Company is responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus its internal development costs. Any development costs in excess of this cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by the Company. The Company incurred expenses related to clinical materials supplied by UCB totaling $0.9 million and $0 for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $0 for the nine months ended September 30, 2015 and 2014, respectively.

UCB is obligated to pay the Company up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, the Company earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, the Company earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the three months ended September 30, 2015. As a result of achieving these milestones, there is $21.4 million in remaining development milestone payments that the Company is eligible to receive.  No collaboration revenue was recognized for the three or nine months ended September 30,  2014.

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

As of September 30, 2015, UCB beneficially owned 1,841,234 shares of the Company’s outstanding common stock. One of the members of the Company’s Board of Directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

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

The following table reflects a summary of stock option activity and related information for the period from December 31, 2014 through September 30, 2015:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2014	941,339	3,401,395	$6.88
Additional shares reserved under plan	738,860	—	—
Options granted	(429,425)	429,425	20.34
Options exercised	—	(87,215)	1.62
Options forfeited	24,777	(24,777)	10.54
Options outstanding at September 30, 2015	1,275,551	3,718,828	8.53

Total stock-based compensation expense related to the 2014 ESPP and options granted to employees and nonemployees was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$541	$210	$1,401	$436
General and administrative	920	114	2,267	198
Total stock-based compensation expense	$1,461	$324	$3,668	$634

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three and nine months ended September 30, 2015 and 2014.

10. Subsequent Events

On November 2, 2015, the Company filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by the Company of up to $300 million of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and debt securities, subscription rights to purchase common stock, preferred stock and debt securities, and units consistenting of all or some of these securities. The shelf registration statement has not been declared effective by the SEC. Up to $75 million of the maximum aggregate offering price of $300 million under the registration statement, if declared effective by the SEC, may be issued and sold pursuant to an “at-the-market” offering for sales of the Company’s common stock pursuant to a sales agreement between the Company and Cowen and Company, LLC.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2015 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•                  Completed patient enrollment for first Cimzia Phase 3 clinical trial in psoriasis program. In September 2015, we completed patient enrollment for the global CIMPASI-2 clinical trial of Cimzia, one of three Phase 3 clinical trials comprising the Cimzia Phase 3 program. Completion of patient enrollment for this Phase 3 study triggered a milestone payment of $7.3 million payable to us by UCB.

•                  Presented Phase 2a clinical results for DRM01 in patients with acne. In October 2015, June 2015 and March 2015, data were presented from our 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, demonstrating statistical significance for DRM01 vs. vehicle in the study’s primary efficacy endpoints.

•                  Closed follow-on public offering of common stock. In August 2015, we closed an underwritten follow-on public offering, or Follow-on Offering, of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to us from the Follow-on Offering were $111.3 million, and the net proceeds to us after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.5 million were approximately $104.1 million.

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

•                  Initiated Phase 3 program for Cimzia, with UCB, in psoriasis. In January 2015, we and UCB announced that the first patients had been dosed in the Phase 3 clinical program designed to evaluate the efficacy and safety of Cimzia in adult patients with moderate-to-severe chronic plaque psoriasis. The Cimzia Phase 3 clinical program consists of three studies that aim to enroll a total of approximately 1,000 patients. Two studies, CIMPASI-1 and CIMPASI-2, are expected to enroll approximately 225 patients each, and the third study, CIMPACT, is expected to enroll approximately 540 patients.

Financial Highlights

For the three months ended September 30, 2015, net loss increased to $16.1 million from $7.8 million for the three months ended September 30, 2014. We recognized collaboration revenue from UCB, a related party, of $7.3 million for the three months ended September 30, 2015 for the achievement of a substantive milestone pursuant to our agreement with UCB. No revenue was recognized for the three months ended September 30, 2014. Research and development expenses increased 213% to $18.9 million for the three months ended September 30, 2015 compared to the same period in 2014 due primarily to the advancement of our three-late stage product candidates. General and administrative expenses increased 177% to $4.7 million for the three months ended September 30, 2015 compared to the same period in 2014, driven by headcount growth and incentive compensation expenses, as well as costs associated with our public company status following our initial public offering, or IPO, in October 2014.

For the nine months ended September 30, 2015, net loss increased to $47.2 million from $25.1 million for the nine months ended September 30, 2014. We recognized collaboration revenue from UCB, a related party, of $7.3 million for the nine months ended September 30, 2015 for the achievement of a substantive milestone pursuant to our agreement with UCB. No revenue was recognized for the nine months ended September 30, 2014. Research and development expenses increased 116% to $42.5 million for the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to the advancement of our product candidates. General and administrative expenses increased 142% to $12.7 million for the nine months ended September 30, 2015 compared to the same period in 2014, driven by headcount growth and incentive compensation expenses, as well as costs associated with our public company status following our IPO in October 2014.

As of September 30, 2015, we had cash and cash equivalents and investments of $232.5 million and debt of $1.9 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our IPO and Follow-on Offering.  We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd., we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaborative agreements with third parties.

We have never been profitable and may never be profitable. As of September 30, 2015, we had an accumulated deficit of $129.9 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentages)
Collaboration revenue from a related party	$7,300	$—	$7,300	*	$7,300	$—	$7,300	*
Operating expenses:
Research and development	18,890	6,028	12,862	213%	42,473	19,676	22,797	116%
General and administrative	4,684	1,688	2,996	177	12,678	5,240	7,438	142
Total operating expenses	23,574	7,716	15,858	206	55,151	24,916	30,235	121
Loss from operations	(16,274)	(7,716)	(8,558)	111	(47,851)	(24,916)	(22,935)	92
Interest and other income (expense), net	259	(84)	343	*	718	(118)	836	*
Interest expense	(39)	(47)	8	(17)	(115)	(114)	(1)	1
Net loss	$(16,054)	$(7,847)	$(8,207)	105	$(47,248)	$(25,148)	$(22,100)	88

*                 Percentage not meaningful

Revenue.  Revenue consists of collaboration revenue for the achievement of development milestones pursuant to our development and commercialization agreement with UCB, a related party, or the UCB agreement. Under the UCB agreement, we may generate revenue from development-, regulatory- and sales-based milestone payments and royalties. Under our Right of First Negotiation Agreement with Maruho Co., Ltd., or Maruho, if we enter into an exclusive license to develop and commercialize any of our product candidates with Maruho, we may generate license revenue. Other than the revenue we may generate in connection with these agreements, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaborative agreements with third parties.

We recognized $7.3 million in collaboration revenue from a related party for the three and nine months ended September 30, 2015 for the achievement of a milestone, the completion of patient enrollment in the first Phase 3 clinical trial for Cimzia, pursuant to our agreement with UCB. We did not recognize any revenue for the three and nine months ended September 30, 2014.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of September 30,	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2015	2014	$ Change	2015	2014	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$7,775	$697	$7,078	$16,845	$782	$16,063
DRM04 (2)	Phase 3	4,672	2,226	2,446	9,093	8,042	1,051
DRM01 (3)	Phase 2b	2,492	733	1,759	6,149	2,499	3,650
Other research and development expenses (4)		19	352	(333)	78	2,956	(2,878)
Internal costs		3,932	2,020	1,912	10,308	5,397	4,911
Total research and development expenses		$18,890	$6,028	$12,862	$42,473	$19,676	$22,797

(1)         We acquired the rights to develop Cimzia for the treatment of moderate-to-severe psoriasis under our collaboration with UCB in March 2014.

(2)         In July 2015, we commenced a Phase 3 clinical program for DRM04.

(3)         In April 2015, we commenced a Phase 2b clinical program for DRM01.

(4)         Amount consists of costs for early-stage product candidates, specifically DRM02 and DRM05.

Research and development expenses increased $12.9 million, or 213%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to a $11.3 million increase in external costs to advance our Cimzia, DRM04, and DRM01 product candidates and a $1.9 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $0.3 million decrease in external costs associated with our early-stage product candidates.

Research and development expenses increased $22.8 million, or 116%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to a $20.8 million increase in external costs to advance our Cimzia, DRM04, and DRM01 product candidates and a $4.9 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $2.9 million decrease in external costs associated with our early-stage product candidates.

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

General and Administrative.  Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional services fees for auditing, tax, general legal services, market research and commercial planning.

General and administrative expenses increased $3.0 million, or 177%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to a $1.5 million increase in personnel-related expenses related primarily to headcount growth and incentive compensation expenses, a $0.7 million increase in market research and planning expenses and a $0.5 million increase in costs associated with our public company status following our IPO in October 2014.

General and administrative expenses increased $7.4 million, or 142%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to a $4.2 million increase in personnel-related expenses related primarily to headcount growth and incentive compensation expenses, a $1.9 million increase in costs associated with our public company status following our IPO in October 2014 and a $1.4 million increase in market research and planning expenses. These increases in general and administrative expenses were partially offset by $0.8 million of legal and consulting services incurred in the first nine months of 2014, but not in 2015, for the evaluation, due diligence and negotiations associated with the UCB collaboration transaction.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities. As of September 30, 2015, we had $232.5 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures. As of September 30, 2015, we had an accumulated deficit of $129.9 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company. Therefore, we will need to raise additional capital to fund our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available.

As of September 30, 2015, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(34,107)	$(25,085)
Investing activities	(5,543)	(47)
Financing activities	104,568	53,833
Net increase in cash and cash equivalents	$64,918	$28,701

Operating Activities.  Net cash used in operating activities was $34.1 million for the nine months ended September 30, 2015 and consisted primarily of our net loss of $47.2 million, partially offset by $5.2 million in non-cash charges and an $7.9 million decrease in net operating assets. Non-cash charges included $3.7 million of stock-based compensation expense and $1.5 million of amortization of premiums on available-for-sale securities. The decrease in net operating assets was driven primarily by a $6.0 million increase in accrued liabilities and a $1.2 million increase in accounts payable related primarily to higher clinical trial accruals. Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2014 and consisted primarily of our net loss of $25.1 million and a $2.2 million increase in other assets as a result of IPO costs paid and restricted cash associated with our lease agreement entered into in July 2014, partially offset by a $1.8 million increase in accrued liabilities primarily due to higher research and development accruals and IPO costs.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2015 was $5.5 million which resulted primarily from purchases of investments of $41.6 million, partially offset by proceeds from maturities of investments of $36.2 million. Net cash used in investing activities for the nine months ended September 30, 2014 was $47,000 related to the purchase of property and equipment.

Financing Activities.  Net cash provided by financing activities was $104.6 million for the nine months ended September 30, 2015 and consisted primarily of $104.1 million of net proceeds from the sale of our common stock by us in our Follow-on Offering in August 2015. Net cash provided by financing activities was $53.8 million for the nine months ended September 30, 2014 and consisted of $48.8 million of net proceeds from the sale of our Series C convertible preferred stock in August 2014 and net proceeds of $5.0 million from the sale of our Series B convertible preferred stock in April 2014.

Operating and Capital Expenditure Requirements

We have incurred losses since our inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that existing cash and cash equivalents and investments on hand as of September 30, 2015 are sufficient to meet our anticipated cash requirements through 2017. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may not be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of September 30, 2015, we had cash and cash equivalents and investments of $232.5 million, which consisted primarily of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Our outstanding debt obligation carries a fixed interest rate.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund Dermira (Canada), Inc., our wholly owned subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact, a $2,000 loss and a $15,000 loss for the three months ended September 30, 2015 and 2014, respectively, and a $5,000 loss and a $55,000 loss for the nine months ended September 30, 2015 and 2014, respectively, is included in interest and other income (expense), net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have had a material impact on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 25, 2015.  During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies.

ITEM 4.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage specialty biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $16.1 million and $7.8 million for the three months ended September 30, 2015 and 2014, respectively, and $47.2 million and $25.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $129.9 million.

We have financed our operations primarily through the sale of equity securities and convertible debt securities, including shares of common stock sold in our initial public offering, or IPO, and underwritten follow-on public offering, or Follow-on Offering. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of September 30, 2015, we had capital resources consisting of cash and cash equivalents and investments of $232.5 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

As of September 30, 2015, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

Prior to our IPO in October 2014, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

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

Since January 1, 2015 through October 30, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $31.37 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Prior to our IPO in October 2014, there had not been a public market for our common stock and we did not have research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock or securities convertible into our common stock may depress our stock price and result in additional dilution of the percentage ownership of our stockholders.

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, on November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consistenting of all or some of these securities. Our shelf registration statement has not been declared effective by the SEC. Up to $75 million of the maximum aggregate offering price of $300 million under the registration statement, if declared effective by the SEC, may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock pursuant to a sales agreement between us and Cowen and Company, LLC, or Cowen. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated ealier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued.  Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders.

If we sell common stock, preferred stock, convertible securities and other equity securities in transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

As of September 30, 2015, we had approximately 29.9 million shares of common stock outstanding.  Approximately 11.8 million shares previously subject to lock-up agreements in connection with our Follow-on Offering became eligible for sale in the public market on November 5, 2015.  Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act.  If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our directors and executive officers, together with their affiliates, will continue to exert significant influence over us and could impede a change of corporate control.

Our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 17% of our outstanding common stock as of September 30, 2015. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Because management has broad discretion as to the use of the net proceeds from our previous and future sales of securities, you may not agree with how we use them, and such proceeds may not be applied successfully.

Our management will have considerable discretion over the use of proceeds from our previous and future sales of securities and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or with which our stockholders otherwise disagree.  The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.  Pending their use, we may invest the net proceeds from our IPO, concurrent private placement and follow-on offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended September 30, 2015 that we have not previously reported.

Use of Proceeds

On October 2, 2014, the U.S. Securities and Exchange Commission, or SEC, declared our registration statement on Form S-1 (File No. 333-198410) effective for our initial public offering, pursuant to which we sold an aggregate of 7,812,500 shares of our common stock at a price to the public of $16.00 per share. On August 5, 2015, the SEC declared our registration statement on Form S-1 (File No. 333-205907) effective for our follow-on offering, pursuant to which we sold an aggregate of 5,175,000 shares of our common stock at a price to the public of $21.50 per share. There have been no material changes in the planned use of proceeds from our initial public offering or follow-on offering as described in our final prospectuses filed with the SEC on October 3, 2014 and August 6, 2015, respectively, pursuant to Rule 424(b).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 10, 2015.

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