Form 10-K
period 2015-12-31
Dermira, Inc.
filed 2016-03-04
CIK 1557883

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $201,830,581 (based on a closing price of $17.55 per share as reported by The NASDAQ Global Select Market on June 30, 2015). For purposes of this calculation, shares of common stock beneficially owned by the registrant's officers and directors as of June 30, 2015 and shares of common stock held by persons who held more than 10% of the outstanding common stock of the registrant as of June 30, 2015 (based solely upon Schedule 13G filings made with the SEC) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non-voting common equity.

           As of February 29, 2016, the number of outstanding shares of the Registrant's common stock, par value $0.001 per share, was 29,972,845.

DOCUMENTS INCORPORATED BY REFERENCE

           Certain sections of the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant's fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Dermira, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

        Unless the context indicates otherwise, as used in this report, the terms "Company," "Dermira," "Registrant," "we," "us" and "our" refer to Dermira, Inc., a Delaware corporation, and its sole subsidiary taken as a whole.

        We have registered the trademark "Dermira" in Australia, Canada, the European Union, Japan, Switzerland and the United States, and have trademark applications for the trademark "Dermira" pending in Canada, the European Union, Japan, Mexico, South Korea and the United States. The Dermira logo and all product names are our common law trademarks. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

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

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company dedicated to identifying, developing and commercializing innovative, differentiated therapies to improve the lives of patients with dermatologic diseases. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne.

        We are currently focused on the development of therapeutic solutions in medical dermatology to treat skin conditions, such as psoriasis, hyperhidrosis and acne. These diseases impact millions of people worldwide and can have significant, multidimensional effects on patients' quality of life, including their physical, functional and emotional well-being. According to multiple published studies, patients report that medical dermatology conditions affect quality of life in ways comparable to other serious diseases, such as cancer, heart disease, diabetes, epilepsy, asthma and arthritis.

        Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC and Stiefel Laboratories, Inc., a GSK company, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

        Our three late-stage product candidates are:

  •
  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis and Crohn's disease, in multiple countries, including the United States. Biologic TNF inhibitors are a class of pharmaceutical products that are manufactured by biological processes and designed to exert their effect by inhibiting TNF, a naturally occurring molecule that plays an important role in promoting inflammation within the body, including in patients with psoriasis. We have entered into a development and commercialization agreement, or the UCB agreement, to collaborate with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. Based on the results of two Phase 2 clinical trials conducted by UCB and our end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, we and UCB commenced a Phase 3 clinical program for Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in December 2014. We completed enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015 and expect to announce topline results from these trials by the end of the first quarter of 2017.

  •
  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of hyperhidrosis. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a molecule that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. DRM04 is a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications, and it is designed to inhibit sweat production by blocking the activation of sweat glands following topical administration. Based on the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients and our end-of-Phase 2 meeting with the FDA in April 2015, we commenced a Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis in July 2015. We completed enrollment in the two pivotal clinical trials comprising the Phase 3 program in February 2016 and expect to announce topline results from these trials in the second quarter of 2016.

  •
  DRM01, a novel, topical, small-molecule sebum inhibitor we are developing for the treatment of acne. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne that is not addressed by available topical therapies. DRM01 is designed to exert its effect by inhibiting acetyl coenzyme-A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids. Based on the results of a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, we commenced a Phase 2b clinical program in April 2015. We completed enrollment in the clinical trial comprising this Phase 2b program in January 2016 and expect to announce topline results from this trial in the second quarter of 2016.

Our Strategy

        Our strategy is to in-license, acquire, develop and commercialize innovative and differentiated therapies that we believe can advance the standard of care for patients with dermatologic diseases. The key components of our strategy are to:

  •
  Rapidly develop our late-stage product candidates.  We commenced our Phase 3 clinical program for Cimzia within 10 months of establishing our collaboration with UCB, produced positive Phase 2b clinical trial results within nine months of initiating our first clinical trial of DRM04 and produced positive Phase 2a clinical trial results within one year of initiating our first clinical trial of DRM01. We believe that our team's expertise in designing and executing product development programs in dermatology, combined with the relative efficiencies of dermatology product development, will enable us to rapidly develop our late-stage product candidates.

  •
  In-license and acquire new product candidates and, potentially, commercial-stage products.  Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. We intend to continue to identify, evaluate, in-license and acquire product candidates from a number of sources by leveraging the insights, network and experience of our management team. Our objective is to maintain a well-balanced portfolio by in-licensing or acquiring additional product candidates across various stages of development. We also may seek to in-license and acquire dermatology products that have received regulatory approval for marketing in order to accelerate our entry into the market or expand the portfolio of products we can market to dermatologists.

  •
  Efficiently establish proof-of-concept for early-stage product candidates and advance promising candidates into late-stage development.  In developing early-stage product candidates, we focus on translating advances in the understanding of skin disease biology into innovative solutions for unmet needs in dermatology. We seek to rapidly and efficiently establish proof-of-concept for such product candidates. Using this approach, our experienced management team is able to efficiently determine whether and how to advance product candidates into the next stages of development, which we believe increases our ability to direct resources to promising programs and enhances our likelihood of successfully developing and commercializing our product candidates.

  •
  Build specialized medical affairs and sales and marketing organizations of highly experienced professionals who can effectively communicate the science behind our programs and the benefits of our approved products and support dermatologists and their patients.  We believe that we can compete effectively in the dermatology market by having specialized medical affairs and sales and marketing organizations focused solely on dermatologists and their patients. To effectively communicate the science behind our programs and commercialize any approved products we may successfully develop or acquire, we intend to build specialized, separate medical affairs and sales and marketing organizations that will provide high levels of customer support and scientific expertise to dermatologists and their patients.

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

Our Product Candidates

        Our portfolio of product candidates is summarized in the following figure:

Cimzia

Overview

        Cimzia is our late-stage product candidate for the treatment of moderate-to-severe chronic plaque psoriasis. Cimzia is an injectable biologic TNF inhibitor that was launched by UCB in 2008 and has been used in tens of thousands of patients. It is approved for numerous indications spanning multiple medical specialties in multiple countries, including the United States. In 2015, Cimzia generated worldwide sales of €1.1 billion, an increase of 36% compared to 2014. In March 2014, we entered into an agreement to collaborate with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval for marketing of the psoriasis indication, to market Cimzia to dermatologists in the United States and Canada.

        Psoriasis is a chronic, complex, immune-mediated disease that requires long-term treatment. It is commonly considered the most prevalent autoimmune disease in the world. According to Decision Resources, the diagnosed prevalence of psoriasis in the United States was approximately 9.3 million people, or approximately 2.9% of the population, in 2013. Approximately 80% of psoriasis patients have plaque psoriasis, and approximately 20% of plaque psoriasis patients have moderate-to-severe disease. The symptoms of psoriasis are not limited to the skin, and there is increasing evidence to suggest that skin symptoms of psoriasis are a dermal manifestation of a systemic autoimmune disorder. As a result, there is growing interest in treating psoriasis patients with products that can address both the skin and other potential systemic manifestations of the autoimmune disorder.

        The treatment of moderate-to-severe plaque psoriasis has been transformed by the introduction of biologic TNF inhibitors. TNF is a naturally occurring molecule that promotes inflammation in the body. In psoriasis and many other inflammatory diseases, such as rheumatoid arthritis and psoriatic arthritis, TNF promotes inflammation in certain areas of the body that leads to clinical manifestations of the disease, such as excessive growth of skin cells in psoriasis, damage to joint tissue in rheumatoid arthritis and both of these manifestations in psoriatic arthritis. Consistent with its role in a number of inflammatory conditions that involve organs other than the skin, it is thought that TNF may play a role in comorbidities of psoriasis that are associated with inflammatory etiology, such as joint disease and cardiovascular disease. TNF inhibitors treat psoriasis and other inflammatory conditions by binding to and suppressing the biological activity of TNF. In psoriasis and many other inflammatory diseases, TNF inhibitors offer improved efficacy over traditional systemic therapies that have more frequent side effects and require more intensive monitoring. According to Decision Resources, in 2013, U.S. sales of psoriasis prescriptions accounted for $4.4 billion and U.S. sales of biologic therapies for moderate-to-severe plaque psoriasis were $3.7 billion, of which $2.8 billion were from TNF inhibitors. According to 2015 data provided by IMS Health National Prescription Audit, or IMS NPA, among U.S. dermatologists, prescriptions for TNF inhibitors accounted for approximately 80% of total biologic prescriptions.

        We believe that there is a substantial opportunity for continued expansion of the market for biologic psoriasis therapies. According to an analysis of survey data collected by the National Psoriasis Foundation published in JAMA Dermatology, roughly half of moderate-to-severe plaque psoriasis patients remain unsatisfied with their treatment options. Even with the significant recent growth in the market, penetration of biologics into the addressable population of moderate-to-severe plaque psoriasis patients remains relatively low, particularly in comparison to other large biologics markets. In the United States in 2013, according to Decision Resources, only 10.3% of treated moderate-to-severe psoriasis patients received biologics, and 22.4% of treated rheumatoid arthritis patients received biologics. We believe that penetration into the psoriasis patient population may continue to increase as dermatologists become more familiar with available biologic therapies, particularly with the established safety record of TNF inhibitors, and as new biologic products reach the market. Decision Resources projects that U.S. sales of branded, systemic psoriasis therapies will increase from approximately $3.9 billion in 2013 to $5.8 billion by 2023.

        Based on the results of two Phase 2 clinical trials conducted by UCB and our end-of-Phase 2 meeting with the FDA, we and UCB commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis in December 2014. We completed enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015 and expect to announce topline results from these trials by the end of the first quarter of 2017. If the results of the Phase 3 clinical trials are positive, we plan to work with UCB to secure approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and market the product to dermatologists in the United States and Canada.

Clinical Development

        Phase 2 Clinical Trials.    In addition to a number of studies in other indications, UCB conducted two Phase 2 clinical trials evaluating Cimzia in adults with moderate-to-severe chronic plaque psoriasis. The first Phase 2 clinical trial demonstrated that Cimzia improved the signs and symptoms of psoriasis, with up to 82.8% of patients achieving an improvement of at least 75% in the clinical grading scale called the Psoriasis Area and Severity Index, or PASI 75 response, the endpoint most widely used to measure treatment success in clinical psoriasis trials. The second Phase 2 clinical trial demonstrated that patients who relapsed after withdrawal of Cimzia therapy achieved a similar response after subsequent treatment with Cimzia.

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

        Phase 3 Clinical Program.    Based on the results of these two Phase 2 clinical trials, we and UCB conducted an end-of-Phase 2 meeting with the FDA and a scientific advice procedure with the European Medicines Agency, or the EMA, in June 2014 during which we requested and received feedback from the FDA and EMA regarding certain elements of our proposed clinical development plan for Cimzia in psoriasis, including the design and size of Phase 3 clinical trials. As the Phase 2 psoriasis clinical trials were conducted in France and Germany, they were not covered by a U.S. investigational new drug application, or IND. UCB filed an IND for the treatment of moderate-to-severe chronic plaque psoriasis with the FDA in September 2014, and we and UCB initiated our Phase 3 clinical program in December 2014.

        Our Phase 3 clinical program consists of three randomized, multi-center, blinded Phase 3 clinical trials that are being conducted in multiple countries. In these trials, we have completed enrollment of 1,020 moderate-to-severe chronic plaque psoriasis patients, including patients who had and patients who had not previously been treated with biologic products, such as TNF inhibitors. The program comprises two clinical trials named CIMPASI-1 and CIMPASI-2 that are designed to demonstrate the superiority of treatment with Cimzia relative to placebo and one clinical trial named CIMPACT that is designed to demonstrate the superiority of treatment with Cimzia relative to placebo and relative to treatment with Enbrel, a biologic TNF inhibitor that is widely used to treat moderate-to-severe plaque psoriasis.

  •
  CIMPASI-1 and CIMPASI-2 Trials.  CIMPASI-1 completed enrollment of 234 patients in November 215 and CIMPASI-2 completed enrollment of 227 patients in September 2015. In each trial, patients were randomized to receive one of three regimens for at least 16 weeks: (1) Cimzia at a dose of 400 mg at the beginning of treatment, two weeks later and four weeks later, which we call a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 12 weeks; (2) Cimzia at a dose of 400 mg q2w for 16 weeks; or (3) placebo. In each trial, the co-primary efficacy endpoints are the proportion of patients achieving a PASI 75 response 16 weeks after the start of treatment and the proportion of patients achieving an improvement on a five-point PGA scale from an initial score of three, representing moderate disease, or four, representing severe disease, to a final score of zero, representing "clear," or one, representing "almost clear," 16 weeks after the start of treatment. Following the initial 16-week period, patients are assigned to receive the same or different regimens for up to an additional 32 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer-term treatment, including maintenance therapy. Thereafter, some patients will receive Cimzia on an open-label basis for up to an additional 96 weeks in order to gather additional data on the long-term use of Cimzia in moderate-to-severe chronic plaque psoriasis.

  •
  CIMPACT Trial.  CIMPACT completed enrollment of 559 patients in December 2015. In the trial, patients were randomized to receive one of four regimens for at least 12 weeks: (1) a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 8 weeks; (2) Cimzia at a dose of 400 mg q2w for 12 weeks; (3) placebo; or (4) Enbrel at a dose of 50 mg twice weekly for 12 weeks, which is the recommended initial dose in the U.S. prescribing information. In this trial, the primary efficacy endpoint is the proportion of patients achieving a PASI 75 response 12 weeks after the start of treatment. Following the initial 12-week period, patients are assigned to receive the same or different regimens for up to an additional 36 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer-term treatment, including evaluation of the optimal regimen for maintenance therapy, as well as the effect of Cimzia treatment in patients who were initially treated with Enbrel. Thereafter, some patients will receive Cimzia on an open-label basis for up to an additional 96 weeks in order to gather additional data on the long-term use of Cimzia in moderate-to-severe chronic plaque psoriasis.

        We and UCB anticipate that marketing applications for Cimzia in adults with moderate-to-severe chronic plaque psoriasis in the United States and European Union will be based on the results of the primary endpoints at either 12 or 16 weeks, as applicable, with additional data collected through week 48 to provide further support for dosing recommendations. While any marketing approval will be based on the overall results of the trials, we expect that marketing approval for Cimzia in moderate-to-severe chronic plaque psoriasis in the United States and European Union will require that each of the CIMPASI trials (CIMPASI-1 and CIMPASI-2) demonstrates that Cimzia produces a statistically significant improvement relative to placebo in each of its co-primary endpoints. In addition, we expect that European Union approval for Cimzia in moderate-to-severe chronic plaque psoriasis will require that the CIMPACT trial demonstrates that Cimzia produces a statistically significant improvement relative to placebo and to Enbrel in the proportion of patients achieving a PASI 75 response 12 weeks after the start of treatment. We believe that if these results are positive, data on 48 weeks of treatment would be sufficient to support an initial marketing application for the treatment of a chronic disease such as moderate-to-severe chronic plaque psoriasis.

        We expect to announce topline results from these Phase 3 clinical trials by the end of the first quarter of 2017. If the results of the Phase 3 clinical trials are positive, we plan to work with UCB to secure approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and market the product to dermatologists in the United States and Canada.

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

        Hyperhidrosis is a condition of sweating beyond what is physiologically required to maintain normal thermal regulation. Sweat is produced by glands in the skin and released to the skin surface through ducts. Sweat gland activity is controlled by the nervous system. The nervous system transmits signals to the sweat glands through acetylcholine, which is known as a neurotransmitter. Primary hyperhidrosis, which is excessive sweating without a known cause, can affect the underarms, palms of the hands, soles of the feet, face and other areas. Several studies have demonstrated that excessive sweating often impedes normal daily activities and can result in occupational, emotional, psychological, social and physical impairment.

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

        The market for products to control sweating is large and highly underpenetrated by prescription pharmaceutical products. Despite the limited efficacy of over-the-counter, or OTC, antiperspirants for the alleviation of hyperhidrosis symptoms, according to a 2003 survey, only 38% of hyperhidrosis patients had discussed their condition with a healthcare professional. In addition, patients may suffer from excessive sweating for years before seeking treatment. One study analyzing data from 1993-2005 indicated that patients experienced an average duration of untreated symptoms of 8.9 years. We believe that this is largely a result of the lack of effective, well-tolerated, convenient prescription treatment options. Patients who seek treatment from a physician most commonly receive prescription topical antiperspirants. According to data provided by IMS NPA, these topical antiperspirants generated approximately 430,000 prescriptions in the United States in 2015. However, their use is limited by modest efficacy and skin irritation, particularly in patients with more severe disease. We believe that the market opportunity for a new, effective, well-tolerated, topical hyperhidrosis treatment is substantially larger than the current market for prescription topical antiperspirants because such a therapy could further penetrate the segment of patients who seek treatment from a physician and encourage more patients to seek treatment. Therapeutic options for patients who are unsatisfied with topical antiperspirants are largely limited to more cumbersome or invasive strategies directed to blocking the activation of, destroying or removing the sweat glands by injectable, systemic, surgical or other means. These treatment options, which include injectable botulinum toxin, or Botox, and off-label use of oral anticholinergic agents, are used much less frequently than topical therapies.

        Based on the results of our Phase 2 program described below and an end-of-Phase 2 meeting with the FDA in April 2015, we commenced a Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis in July 2015. We completed enrollment in the two pivotal clinical trials comprising the Phase 3 program in February 2016 and expect to announce topline results from these trials in the second quarter of 2016. Subject to the successful completion of all three trials comprising the DRM04 Phase 3 program and other registration-enabling activities, we expect to submit a new drug application, or NDA, to the FDA in the second half of 2017.

Clinical Development

        Our initial target indication for DRM04 is primary axillary hyperhidrosis. Our Phase 2 program comprised three randomized, double-blind, vehicle-controlled clinical trials conducted in 341 patients with primary axillary hyperhidrosis and was designed to accomplish three primary objectives in a stepwise fashion. First, a 38-patient Phase 2a clinical trial was conducted to establish proof of concept for the treatment of hyperhidrosis with a topical formulation of the anticholinergic agent that has been approved for systemic administration in other indications, which we call the topical formulation of the reference agent. Second, we conducted a 198-patient, multi-center, dose-ranging Phase 2b clinical trial to establish the profile of the topical formulation of the reference agent across a range of doses. Finally, we conducted a 105-patient, multi-center Phase 2b clinical trial to gain clinical experience with DRM04, the proprietary product containing a novel form of the reference agent that we intend to advance into Phase 3 development, and validate the psychometric properties of the Axillary Sweating Daily Diary, or ASDD, a new proprietary patient-reported outcome, or PRO, instrument, as a potential additional measure of disease severity. We conducted both Phase 2b clinical trials under an IND that was originally filed by Stiefel and that we reactivated in November 2013.

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

        Study DRM04-HH02.    Given the clinical experience gained with the topical formulation of the reference agent in Study DRM04-HH01, Study DRM04-HH02 was designed to gain clinical experience with DRM04 and validate the psychometric properties of the ASDD prior to the initiation of Phase 3 development. Accordingly, Study DRM04-HH02 was not powered to demonstrate statistical significance. In Study DRM04-HH02, 105 patients with severe, primary axillary hyperhidrosis were randomized into five cohorts to receive a topical formulation containing one of two concentrations of the reference agent, one of two concentrations of DRM04, or vehicle only.

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

        Two of the primary efficacy endpoints evaluated in this trial were (1) the proportion of patients achieving an improvement of at least two points from baseline in HDSS score and (2) the average absolute change from baseline in sweat production, each as measured at the end of the four-week treatment period. Consistent with Study DRM04-HH01, we conducted several non-primary efficacy analyses, including an evaluation of the average percent change from baseline in sweat production at the end of the four-week treatment period. For the purpose of the primary endpoint pertaining to sweat production, sweat production was assessed in each patient as the average of the amounts of sweat produced in each axilla during a five-minute period. The study also explored the new, proprietary ASDD PRO instrument as a potential additional measure of disease severity.

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

Primary Endpoint: Absolute Change in Sweat Production at Week Four	Non-Primary Analysis: Percent Change in Sweat Production at Week Four

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

ITT population shown = all randomized patients dispensed study product (n = 105). The last available on-treatment observation was used to estimate missing data points.

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

        Phase 3 Clinical Program.    Based on the results of these three Phase 2 clinical trials, we conducted an end-of-Phase 2 meeting with the FDA in April 2015 during which we requested and received feedback from the FDA regarding certain elements of our proposed development plan for DRM04 in axillary hyperhidrosis, including the design and size of Phase 3 clinical trials. We initiated our Phase 3 clinical program in July 2015.

        The DRM04 Phase 3 program is designed to assess the safety and efficacy of DRM04 to support a potential NDA submission to the FDA. The program consists of two pivotal studies, ATMOS-1 and ATMOS-2, to assess the safety and efficacy of DRM04 compared to vehicle and an open-label study, ARIDO, to assess the long-term safety of DRM04. The program is being conducted at approximately 50 trial sites in the United States and Germany.

        The ATMOS-1 and ATMOS-2 studies are identical, randomized, double-blind, vehicle-controlled trials that completed enrollment in February 2016 of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In each of these trials, approximately two-thirds of the patients were randomized to receive DRM04 and approximately one-third of the patients were randomized to receive vehicle. Patients are instructed to apply the study product to each axilla once daily for four weeks using topical wipes containing either DRM04 or vehicle only. The DRM04 dose being evaluated in the Phase 3 program is a 3.75% concentration of our novel form of the reference agent, which was evaluated in Study DRM04-HH02 and corresponds to the 3% dosage formulation of the reference agent evaluated in both Phase 2b studies. The co-primary endpoints are the average absolute change from baseline in gravimetrically-measured sweat production and the proportion of patients who achieve at least a four-point improvement from baseline in disease severity as measured by our proprietary ASDD instrument. Based on discussions with the FDA, we developed and validated the ASDD instrument in accordance with the 2009 FDA guidance document for PRO measures. The ASDD endpoint, a 4-point change on an 11-point scale, was selected based on analyses of data generated in the second Phase 2b Study, DRM04-HH02, and feedback from the FDA. Secondary efficacy endpoints include (1) the proportion of subjects who have at least a two-grade improvement from baseline in their HDSS score and (2) the proportion of subjects with at least a 50% reduction from baseline in gravimetrically-measured sweat production. Both the primary and secondary endpoints will be assessed at the end of the four-week treatment period. In the open-label ARIDO study assessing the long-term safety of DRM04, patients from either of the ATMOS-1 and ATMOS-2 Phase 3 studies are permitted to continue to receive active treatment for up to an additional 44 weeks from the end of the 4-week treatment periods in the ATMOS studies.

        We expect to announce topline results from the ATMOS-1 and ATMOS-2 Phase 3 clinical trials in the second quarter of 2016. The ARIDO trial continues to enroll patients. Pending the successful completion of these studies and other registration-enabling activities, we expect to submit an NDA to the FDA in the second half of 2017.

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

        Acne is one of the most common skin diseases. It is characterized by clogging of the pores and associated local skin lesions that usually appear on the face, chest or back. Acne lesions are believed to result from an interaction of four primary pathogenic, or contributing, factors: (1) excessive production of sebum; (2) alterations in skin cells that, in concert with excess sebum production, contribute to clogging of pores through which sebum is normally released to the skin surface; (3) colonization of the area in and around the sebaceous glands by bacteria that are nourished by sebum; and (4) inflammation often associated with colonization by bacteria and their breakdown of sebum into irritating breakdown products. Clogged pores can become enlarged and inflamed as sebum and its breakdown products accumulate, resulting in visible lesions that can be unsightly and cause permanent scarring.

        Acne can significantly impact patients' quality of life, resulting in social, psychological and emotional impairments that are comparable to those reported by patients with epilepsy, asthma, diabetes or arthritis. According to widely-cited data, it is estimated that acne affected more than 85% of teenagers globally in 1994, 150 million people globally as of 2008 and 40 to 50 million Americans as of 1998. Acne is one of the most common reasons for visiting a dermatologist. According to GfK Custom Research, LLC, in 2007, acne represented about one-fourth of U.S. dermatologists' patient volume.

        According to IMS MIDAS, products to treat acne accounted for over $4.0 billion in global pharmaceutical sales in 2013. In the same year, according to data provided by IMS NSP and IMS NPA, products to treat acne accounted for approximately $3.5 billion in U.S. pharmaceutical sales, and each of the three major prescription pharmaceutical product classes that are predominantly used to treat acne generated between approximately $580 million and $2.1 billion in U.S. sales. These three product classes have been available for over 30 years, and we believe that growth in this market recently has been significantly limited by a lack of innovation in new product development.

        We believe that there is a substantial unmet need and commercial opportunity for a topical acne therapy that targets sebum production. Acne treatment guidelines published by the Global Alliance to Improve Outcomes in Acne recommend that acne treatment be directed toward as many pathogenic factors as possible. Accordingly, patients are often treated with combination regimens that incorporate agents with complementary mechanisms of action targeting different pathogenic factors. The vast majority of acne patients are treated with topical therapies, and all of the four primary pathogenic factors except for excessive sebum production can be targeted with available topical treatments. While systemic therapies may be used to effectively inhibit sebum production, their use is limited by significant, systemic side effects. As a result, we believe that the introduction of a topical acne treatment that targets sebum production could establish a new product class and expand the acne market.

        In June 2014, we completed a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial that demonstrated significant reductions in the signs and symptoms of acne. As this Phase 2 clinical trial was conducted in Canada, it was not covered by an IND. Based on the results of this trial, we filed an IND with the FDA in January 2015 and commenced a Phase 2b clinical trial in April 2015. We completed enrollment in the Phase 2b clinical trial in January 2016 and expect to announce topline results in the second quarter of 2016.

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

  •
  Non-inflammatory lesion count, assessed as the absolute change from baseline in the number of non-inflammatory acne lesions; and

  •
  Investigator's Global Assessment, or IGA, assessed as the proportion of patients who achieve a successful improvement in the investigator's assessment of disease severity, as assessed on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease. The FDA recommends that a successful improvement be defined a priori as achievement of either (1) a reduction from baseline of at least two points on the IGA scale or (2) a reduction from baseline to a final score of zero, representing clear skin, or a score of one, representing almost clear skin, on the IGA scale.

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

Primary Endpoints: Absolute Changes in Lesion Counts at Week 12	Non-Primary Analyses: Percent Changes in Lesion Counts at Week 12

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

        Phase 2b Clinical Trial.    Based on the efficacy, safety and tolerability profile observed in the Phase 2a clinical trial, we filed an IND with the FDA in January 2015 and commenced a Phase 2b clinical trial in April 2015 in patients with facial acne. The Phase 2b clinical trial is a randomized, multi-center, double-blind, parallel-group, vehicle-controlled study designed to assess the safety and efficacy of DRM01 compared to vehicle. The goal of the study, which completed enrollment in January 2016, is to establish the optimal dose for a potential Phase 3 program. In the Phase 2b trial, 420 adult patients with moderate-to-severe facial acne were randomized into five separate arms evaluating different DRM01 dosing regimens compared to vehicle. Approximately 100 patients were enrolled in each of three active treatment arms consisting of DRM01 gel at concentrations of 7.5% once a day, 7.5% twice a day and 4% once a day, and approximately 100 patients received vehicle, with approximately 50 patients receiving vehicle once a day and approximately 50 patients receiving vehicle twice a day. Consistent with the preceding Phase 2a trial and in accordance with the published FDA draft guidance for the development of acne drugs, the primary endpoints are the absolute changes from baseline in inflammatory and non-inflammatory lesion counts and the proportion of patients achieving at least a two-point improvement from baseline in the five-point IGA score. Each endpoint will be measured at the end of the 12-week treatment period. The trial is being conducted at approximately 30 sites in the United States and Canada. Pending the successful completion of the Phase 2b trial and all applicable non-clinical work, we expect to include both adult and adolescent patients in a Phase 3 program.

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

Moderate-to-Severe Plaque Psoriasis

        If approved for the treatment of moderate-to-severe chronic plaque psoriasis, we anticipate that Cimzia would compete with other approved psoriasis therapeutics, including:

  •
  Injected Biologic Products.  Several injected biologic products are prescribed for the treatment of moderate-to-severe plaque psoriasis, including the following TNF inhibitors: Humira, marketed by AbbVie Inc. and Eisai Co., Ltd.; Enbrel, marketed by Amgen Inc., Pfizer Inc. and Takeda Pharmaceutical Company Limited; and Remicade, marketed by Janssen Biotech, Inc., a division of Johnson & Johnson, Merck & Co., Inc. and Mitsubishi Tanabe Pharma Corporation. Other injected biologic products prescribed for the treatment of moderate-to-severe plaque psoriasis include: Stelara, marketed by Janssen; and Cosentyx, marketed by Novartis Pharmaceuticals Corporation and Maruho Co., Ltd.

  •
  Other Systemic Treatments.  Other systemic treatments are prescribed for the treatment of moderate-to-severe plaque psoriasis, including: Otezla, an oral PDE4 inhibitor, marketed by Celgene Corporation; branded injectable and oral methotrexate products such as Otrexup, marketed by Antares Pharma, Inc., and Rasuvo, marketed by Medac Pharma, Inc.; generic injectable and oral methotrexate products marketed by Sandoz Inc., a division of Novartis, Mylan Inc., Teva Pharmaceutical Industries Ltd. and Hospira, Inc., a division of Pfizer; branded oral cyclosporine products such as Neoral, marketed by Novartis AG, and Gengraf, marketed by AbbVie; generic oral cyclosporine products marketed by Sandoz and IVAX Corporation; branded oral acitretin products such as Soriatane, marketed by Stiefel; and generic oral acitretin products marketed by Teva and Prasco, LLC.

  •
  Other Treatments.  Various light-based treatments are used to treat moderate-to-severe plaque psoriasis, including various lasers and ultraviolet light-based therapies such as Oxsoralen-Ultra, marketed by Valeant Pharmaceuticals International. There are also several prescription, non-prescription and OTC topical treatments utilized to treat psoriasis, including tazarotene, salicylic acid and coal tar, as well as bath solutions and moisturizers.

        In addition to approved moderate-to-severe plaque psoriasis treatments, there are several pharmaceutical product candidates under development that could potentially be used to treat psoriasis and compete with Cimzia, including innovative product candidates and generic and biosimilar versions of approved products. For example:

  •
  The FDA is currently reviewing applications for approval for marketing of: ixekizumab from Eli Lilly and Company; brodalumab from AstraZeneca plc and Valeant, by Valeant; a biosimilar version of adalimumab, the active ingredient in Humira, from Amgen; a biosimilar version of etanercept, the active ingredient in Enbrel, that is approved for marketing in the European Union from Samsung Bioepis Co., Ltd., a joint venture of Biogen Inc. and Samsung, by Merck; a biosimilar version of etanercept from Sandoz International GmbH and Hexal AG, divisions of Novartis; and a biosimilar version of infliximab, the active ingredient in Remicade, which is currently marketed outside the United States, from Celltrion Inc., by Pfizer.

  •
  Innovative product candidates in Phase 3 clinical development include: Xeljanz, which is currently marketed in rheumatoid arthritis, from Pfizer; tildrakizumab from Sun Pharmaceutical Industries Ltd.; guselkumab from Janssen Research & Development, LLC, a division of Johnson & Johnson; and LAS-41008 from Almirall, S.A.

  •
  Biosimilar product candidates in Phase 3 development include:

  •
  biosimilar versions of adalimumab from Coherus BioSciences Inc.; Samsung Bioepis; Pfizer; Biocon Ltd and Mylan Inc.; Fujifilm Kyowa Kirin Biologics Co. Ltd, a joint venture of Fujifilm and Kyowa Hakko Kirin; Baxalta Inc. and Momenta Pharmaceuticals Inc.; Boehringer Ingelheim Corp.; and Merck Serono S.A.;

  •
  a biosimilar version of etanercept from Baxalta, Coherus and Daiichi Sankyo Co. Ltd; and

  •
  biosimilar versions of infliximab from Samsung Bioepis and Pfizer.

Hyperhidrosis

        If approved for the treatment of primary axillary hyperhidrosis, we anticipate that DRM04 would compete with other therapies used for hyperhidrosis, including:

  •
  Self-Administered Treatments.  Self-administered treatments include OTC and prescription topical antiperspirants. Oral and compounded topical anticholinergics may also be used off-label.

  •
  Non-Surgical Office-Based Procedures.  Office-based procedures have been approved for the treatment of hyperhidrosis, including Botox intradermal injections marketed by Allergan plc, and MiraDry, a microwave-based treatment marketed by Miramar Labs, Inc.

  •
  Surgical Treatments.  Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, also are used to destroy nerves that transmit activating signals to sweat glands.

        There are also several treatments under development that potentially could be used to treat hyperhidrosis and compete with DRM04, including: a laser-based procedure from Cynosure, Inc.; an ultrasound device from Ulthera, Inc., a subsidiary of Merz Pharma GmbH & Co. KGaA; topical forms of botulinum toxin A from Revance Therapeutics, Inc. and Allergan; topical anticholinergic product candidates from Brickell Biotech, Inc. and GlaxoSmithKline LLC, or GSK; and oral anticholinergic product candidates from Allergan and TheraVida, Inc.

Acne

        If approved for the treatment of acne, we anticipate that DRM01 would compete with other approved prescription acne products, including:

  •
  Topical Retinoids.  Single-agent topical retinoid products prescribed for the treatment of acne include: Differin, marketed by Galderma S.A.; Tazorac, marketed by Allergan; Fabior, marketed by GSK; and branded and generic tretinoin products, such as Retin-A Micro, marketed by Valeant. Topical retinoids are also used in combination products that include an antimicrobial, such as benzoyl peroxide, as in Epiduo, marketed by Galderma; or clindamycin phosphate, as in Ziana, marketed by Medicis Pharmaceutical Corporation, a division of Valeant, and Veltin, marketed by Aqua Pharmaceuticals, LLC, a division of Almirall.

  •
  Topical and Oral Antimicrobials.  Several topical antimicrobial products are prescribed for the treatment of acne, including single-agent products such as: Aczone, marketed by Allergan; Clindagel, marketed by Onset Dermatologics LLC, a division of Valeant; and branded and generic benzoyl peroxide, clindamycin phosphate and erythromycin products. Topical antimicrobials are also used in combination products that include a retinoid, such as in Ziana and Veltin, or another antimicrobial, such as in Acanya and Onexton, marketed by Valeant. Oral antibiotics are also prescribed for the treatment of acne, including branded and generic doxycycline and minocycline products, such as: Doryx and Doxteric, marketed by Mayne Pharma Group Ltd.; Acticlate and Monodox, marketed by Aqua Pharmaceuticals; and Solodyn, marketed by Medicis.

  •
  Oral Isotretinoin.  Several branded and generic oral isotretinoin products are prescribed for the treatment of acne, including: Absorica, marketed by Ranbaxy Laboratories Limited and Cipher Pharmaceuticals Inc.; Amnesteem, marketed by Mylan; Claravis, marketed by Teva; Myorisan, marketed by Versapharm Incorporated; and Zenatane, marketed by Promius Pharma, LLC, a division of Dr. Reddy's Laboratories Limited.

  •
  Oral Hormonal Therapies.  Several branded and generic oral hormonal therapies are prescribed for the treatment of acne, including: branded and generic combinations of drospirenone and ethinyl estradiol, such as Yaz, marketed by Bayer HealthCare AG, and Ocella, marketed by

    Teva; and branded and generic combinations of norgestimate and ethinyl estradiol, such as Ortho Tri-Cyclen, marketed by Janssen, TriNessa, marketed by Allergan, and Tri-Sprintec, marketed by Teva.

        In addition to approved prescription acne therapies, a number of prescription products are used off-label for the treatment of acne, including branded and generic products containing the oral hormonal therapy spironolactone, such as Aldactone, marketed by G.D. Searle LLC, a division of Pfizer. A wide range of OTC and device products are also used to treat acne, including: OTC benzoyl peroxide products and skin cleansers, such as Proactiv, marketed by Guthy-Renker LLC; and light-based therapies, such as Blu-U, marketed by Dusa Pharmaceuticals, Inc., a division of Sun Pharmaceutical Industries, Inc., and Acne Clearing Blue Light, marketed by Tria Beauty, Inc.

        Furthermore, there are several product candidates in development that could potentially be used to treat acne and compete with DRM01. Product candidates in Phase 3 development include: a topical retinoid by Galderma; topical antimicrobials by each of Galderma, Valeant, Maruho and Allergan; a topical hormonal therapy by Cassiopea SpA, a subsidiary of Cosmo Pharmaceuticals SpA; an oral antibiotic by Allergan; a topical nitric oxide-based therapy by Novan Therapeutics; and light-based therapies by LEO Pharma A/S and KLOX Technologies, Inc.

Commercial Operations

        We intend to build a commercial infrastructure in the United States and Canada to support the commercialization of our product candidates, if and when we believe that a regulatory approval of the first of such product candidates appears likely in the near term. We intend to build a targeted sales force to establish relationships with dermatologists. We expect that our sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure, we will have to invest significant financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. To commercialize Cimzia, we intend to leverage the commercial infrastructure of our partner, UCB, in selected areas, such as manufacturing, distribution, managed care and patient access, which would provide us with additional resources and expertise in these areas. We may also partner with third parties to help us reach other geographic markets or therapeutic specialties.

Research and Development

        Total research and development expenses were $66.8 million, $30.7 million and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        As of January 31, 2016, we own or have an exclusive license to 27 issued U.S. patents and 91 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 12 pending U.S. patent applications and 42 pending foreign patent applications. In addition, we have patents and patent applications not included in the figures noted

above related to Cimzia licensed to us under the UCB agreement, including six issued U.S. patents and two issued Canadian patents. Yeda Research and Development Co. Ltd., or Yeda, has alleged that Cimzia infringes on U.S. Patent No. 6,090,923, a patent owned by Yeda, or the '923 Patent. In response, UCB filed a complaint in August 2014 seeking declaratory judgment that the '923 Patent is invalid, Cimzia does not infringe on the '923 Patent, the '923 Patent is unenforceable and any claim for infringement by UCB of the '923 Patent is barred. In July 2015, the court granted UCB's motion for summary judgment in part, finding that Cimzia does not infringe on the '923 Patent but dismissed UCB's claim for declaratory judgment of invalidity of the '923 Patent without prejudice in September 2015. The case is currently pending review by the United States Court of Appeals for the Federal Circuit pursuant to an appeal filed by Yeda in August 2015.

        Issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, for our lead product candidates, Cimzia, DRM04 and DRM01, will expire between 2020 and 2034.

        We also use other forms of protection, such as trademark, copyright and trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary positions for our product candidates, where available.

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

Collaborations and License Agreements

Collaboration with UCB

        In March 2014, we entered into a development and commercialization agreement with UCB, or the UCB agreement, which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, the EMA and the Canadian federal department for health, or Health Canada, and upon the grant of regulatory approval in the United States and Canada, that we will promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States and Canada. In connection with the UCB agreement, UCB purchased $5.0 million of shares of our Series B convertible preferred stock in April 2014, $7.5 million of shares of our Series C convertible preferred stock in August 2014 and $7.5 million of shares of our common stock from us in a private placement concurrent with our initial public offering, or IPO, at the IPO price.

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

Development costs include the costs of Cimzia and etanercept clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. Any development costs in excess of $95.0 million or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. The dosing of the first patient in the Phase 3 clinical program for Cimzia, which occurred in December 2014, triggered a $7.3 million development milestone payment from UCB, which we received in the first quarter of 2015. The completion of patient enrollment in a Phase 3 clinical trial for Cimzia, which occurred in September 2015, triggered another $7.3 million development milestone payment from UCB, which we received in the fourth quarter of 2015. As a result of achieving these milestones, there is $21.4 million in remaining development milestone payments that we are eligible to receive. Under the terms of the UCB agreement, we will have the exclusive rights upon regulatory approval of the psoriasis indication to promote Cimzia to dermatologists in the United States and Canada. Following such regulatory approval, UCB will book sales and is obligated to pay us royalties representing a percentage of the annual gross margin (after subtracting the costs of certain commercialization support services to be provided by UCB) from Cimzia sales attributed to dermatologists for all indications in the United States and Canada. In each year, the royalties will be payable quarterly and are tiered based upon increasing levels of annual net sales attributed to dermatologists in such year, with UCB retaining between 10% and, above $150.0 million of such annual net sales in such year, 50%, and Dermira receiving the balance, of such annual gross margin. In addition, UCB is obligated to pay us up to an aggregate of $40.0 million upon the achievement of tiered milestones based on annual net sales of Cimzia attributed to dermatologists in the United States and Canada.

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

        Pursuant to these agreements with Rose U and the related agreement with Stiefel with respect to our DRM04 product candidate, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

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

Employees

        As of December 31, 2015, we had 62 regular full-time employees, including 38 in research and development. We had one employee located outside of the United States as of December 31, 2015. From time to time, we also retain independent contractors to support our organization. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

        We webcast our earnings calls and certain events we participate in or host with members of the investment community on the "Investors" page of our website. Corporate governance information, including the charters for the committees of our board of directors, codes of business conduct and ethics and corporate governance guidelines, is also available on the "Investors" page of our website located at http://investor.dermira.com.

        In addition to SEC filings, press releases, public conference calls and webcasts, we use our website (www.dermira.com), and LinkedIn page (https://www.linkedin.com/company/dermira-inc-) as channels of distribution of information about our company, our product candidates, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters. It is possible that the information we post on our website and through our LinkedIn page could be deemed material information. We may use these channels to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website and our LinkedIn page in addition to following our press releases, SEC filings, public conference calls and webcasts.

        The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers

        The following table sets forth the names, ages as of February 28, 2016, and positions of our executive officers:

Name	Age	Position
Thomas G. Wiggans	64	Chief Executive Officer and Chairman of the Board
Eugene A. Bauer, M.D.	73	Chief Medical Officer and Director
Christopher M. Griffith	39	Vice President, Corporate Development & Strategy
Andrew L. Guggenhime	47	Chief Operating Officer and Chief Financial Officer
Luis C. Peña	53	Chief Development Officer

        Eugene A. Bauer, M.D.    Dr. Bauer founded our company in August 2010, has served as a member of our board of directors since August 2010 and has served as our Chief Medical Officer since October 2011. Dr. Bauer served on the board of directors of Vyteris, Inc. from February 2010 until June 2012. From June 2006, Dr. Bauer served as a member of board of directors of Peplin, Inc., a biotechnology company, and in October 2008, he became its President and Chief Medical Officer, and he served in these positions until Peplin's acquisition by LEO Pharma A/S in November 2009. From November 2004 to October 2008, Dr. Bauer was Chief Executive Officer of Neosil Inc., a dermatology company that was acquired by Peplin in October 2008. In 1993, Dr. Bauer co-founded Connetics Corporation, a biotechnology company, where he served as a member of the board of directors until October 2005. Dr. Bauer served as Dean of the Stanford University School of Medicine from 1995 to 2001 and as Chair of the Department of Dermatology at the Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University, a position he has held since 2002. In addition, he is a member of the boards of directors of Medgenics, Inc., Dr. Tattoff, Inc., First Wave Technologies, Inc., Cerecor, Inc., and Kadmon Corporation, LLC. Dr. Bauer also previously served as a member of the boards of directors of Protalex, Inc., PetDRx, Inc., Arbor Vita Corp., Patient Safety Technologies, Inc., MediSync Bioservices and Modigene Inc. (later re-named PROLOR Biotech, Inc.). Dr. Bauer was a U.S. National Institutes of Health, or NIH, funded investigator for 25 years and has served on review groups for the NIH. Dr. Bauer has been elected to several societies, including the National Academy of Medicine of the United States. Dr. Bauer received a B.S. in medicine and an M.D. from Northwestern University. Our board of directors believes that Dr. Bauer's educational and scientific background and his product development and management experience at a number of dermatology companies, as well as his experience serving on the boards of directors of public and private companies in the life sciences industry, qualify him to serve on our board of directors.

        Christopher M. Griffith founded our company in August 2010 and has served as our Vice President of Corporate Development and Strategy since August 2011, after previously serving as our Head of Corporate Development and Strategy since September 2010. From July 2005 to September 2010, Mr. Griffith worked in corporate development at Gilead Sciences, Inc., most recently as Associate Director of Corporate Development. From May 2004 to August 2004, Mr. Griffith worked in the bio-oncology strategy group at Genentech, Inc., a biotechnology company. From 2001 to 2003, Mr. Griffith worked at Bay City Capital. Mr. Griffith received B.S. and M.S. degrees in biological sciences from Stanford University and an M.B.A. degree from Harvard Business School.

        Andrew L. Guggenhime has served as our Chief Operating Officer and Chief Financial Officer since April 2014. From September 2011 to April 2014, Mr. Guggenhime served as Chief Financial Officer for CardioDx, Inc., a molecular diagnostics life sciences company, where he currently serves as a director. From September 2010 to April 2011, Mr. Guggenhime served as Chief Financial Officer for Calistoga Pharmaceuticals, Inc., a biotechnology company acquired in April 2011 by Gilead. From December 2008 to June 2010, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Facet Biotech Corporation, a biotechnology company acquired in April 2010 by Abbott Laboratories. Facet Biotech Corporation was spun off from PDL BioPharma, Inc., a biopharmaceutical company, at which Mr. Guggenhime served as Chief Financial Officer from April 2006 to December 2008. From October 2000 to March 2006, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Neoforma, Inc., a provider of supply-chain management solutions for the healthcare industry, and from January to October 2000 he served as its Vice President, Corporate Development. Mr. Guggenhime began his career in financial services at Merrill Lynch & Co. and Wells Fargo & Company. Mr. Guggenhime holds an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.A. in international politics and economics from Middlebury College.

        Luis C. Peña is a co-founder and has served as our Chief Development Officer since February 2016, after previously serving as our Executive Vice President of Product Development since July 2013 and our Vice President of Product Development since June 2011. From November 2010 to June 2011, Mr. Peña served as a consultant to our company. Mr. Peña served as Vice President, Head of Global Prescription Development at Stiefel, a GSK company, from January 2010 to March 2011 and, from January 2007 to December 2009, Mr. Peña served as Senior Vice President Portfolio Planning and Management at Stiefel, prior to its acquisition by GlaxoSmithKline LLC. From 2005 to 2007, Mr. Peña served as Vice President of Portfolio Planning and Management of Connetics. From 2001 to 2005, Mr. Peña served as Vice President of Product Development of Nuvelo, Inc., a biopharmaceutical company. Previously, Mr. Peña served as Senior Director of Project Planning and Management for Theravance, Incorporated, a pharmaceutical company, and held various positions in manufacturing, research and development at Genentech. Mr. Peña currently serves as an advisor to the SPARK program for the Stanford University School of Medicine where he has been an advisor since 2012. Mr. Peña holds a B.S. in biochemistry from San Francisco State University.

        Thomas G. Wiggans.    Mr. Wiggans founded our company in August 2010, has served as our Chief Executive Officer and a member of our board of directors since August 2010 and has served as the Chairman of our board of directors since April 2014. Mr. Wiggans has served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Onyx from March 2005 until its acquisition by Amgen Inc. in October 2013, Sangamo Biosciences, Inc. from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012 and as Chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer Inc. in December 2011. From October 2007, Mr. Wiggans served as Chairman of the board of directors of Peplin and in August 2008, he became its Chief Executive Officer, and he served in these positions until Peplin's acquisition by LEO Pharma in November 2009. Previously, Mr. Wiggans served as Chief Executive Officer of Connetics from 1994, and as Chairman of the board of directors of Connetics from January 2006, and he served in these positions until December 2006 when Connetics was acquired by Stiefel. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares-Serono S.A. in various management positions including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly and Company, a pharmaceutical company. In addition, Mr. Wiggans is a member of the board of directors of the Biotechnology Innovation Organization and a member of the board of trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. Our board of directors believes that Mr. Wiggans' depth of senior management experience and his track record of new product development and commercialization as well as his experience serving on the boards of directors of public and private companies in the life sciences industry, qualify him to serve as the Chairman of our board of directors.

ITEM 1A.    RISK FACTORS

RISK FACTORS

        Our operations and financial results are subject to numerous risks and uncertainties, including those described below, which may have a material and adverse effect on our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily Cimzia, which we are developing in collaboration with UCB Pharma S.A., DRM04 and DRM01.

        Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. The successful development and commercialization of Cimzia is subject to a number of risks under our development and commercialization agreement with UCB, or the UCB agreement. For more information about these risks, see "—Risks Related to Our Collaboration with UCB." In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

        If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business.

We have had significant and increasing operating expenses and we will require substantial additional financing to achieve our goals, which we may not be able to obtain when needed and on acceptable terms, or at all. We have a history of losses and may not be able to achieve or maintain profitability, which could cause our business and operating results to suffer.

        We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $78.4 million, $31.9 million and $22.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $161.0 million.

        We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

        As of December 31, 2015, we had capital resources consisting of cash and cash equivalents and investments of $215.7 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

        As of December 31, 2015, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

The UCB agreement requires us to pay substantial development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency and the Canadian federal department for health. Our inability to fund our obligations under the UCB agreement would harm our business and operating results.

        The UCB agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency, or the EMA, as established by Regulation (EC) 2309/93 and Regulation (EC) 726/2004, and the Canadian federal department for health, or Health Canada, up to a specified amount greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. Delays in the commencement, enrollment and completion of clinical trials, including as a result of regulatory requirements, could substantially increase our product development costs. We do not know whether our planned clinical trials will begin on time or will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain development and regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position. The costs associated with product development can increase for a variety of reasons, including:

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

We may be unable to obtain regulatory approval for any of our product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

        To gain approval to market a biologic product such as Cimzia or a new drug such as DRM04 or DRM01, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in the Phase 2 clinical trial for Cimzia in moderate-to-severe chronic plaque psoriasis, a six-point physical global assessment, or PGA, scale was used, and in our Phase 3 clinical trials, we are using a five-point PGA scale similar to the scale that was used to support the approval of Cosentyx. As a result, data from our Phase 2 clinical trial may not accurately predict Phase 3 results. For DRM04, the results of our Phase 2 clinical trials may not accurately predict results in our Phase 3 clinical trials, which will have larger numbers of patients and will use a different tool to measure our patient-reported outcomes than that used as the primary endpoint in our Phase 2 trials. In addition, for DRM04, the FDA commented that it believes that we may not have identified the optimal dose and concentration for use in our Phase 3 trials. If the FDA determines that we have not provided sufficient dose response information to select the dose to study in our Phase 3 trials, then approval of DRM04, if at all, could be delayed and our costs could increase. Even for a drug such as Cimzia that has been approved for multiple indications, regulatory review processes are lengthy and uncertain.

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

  •
  the FDA or the applicable foreign regulatory body may not approve or grant marketing clearance of a device intended to be used in combination with our product candidates, such as an auto-injector with Cimzia; or

  •
  the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

        Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. For example, the FDA may not agree with our Phase 3 clinical trial protocols for Cimzia or DRM04. In addition, our product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. In our collaboration with UCB, we are required to pursue development in support of UCB seeking approval from each of the FDA, the EMA and Health Canada, although we have the right to abandon pursuit of regulatory approval in Canada. If UCB is unable to obtain and retain regulatory approval for the marketing of Cimzia for psoriasis, we could lose our ability to receive royalties and regulatory- and sales-based milestone payments, which would adversely affect our financial position and business.

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

        The conduct of a Phase 3 clinical trial is a complicated process. Although our employees have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not completed a Phase 3 clinical trial, and as a result may require more time and incur greater costs than we anticipate. For example, we commenced the Phase 3 clinical program for Cimzia in December 2014 and commenced the Phase 3 clinical program for DRM04 in July 2015. Failure to complete, or delays in, our planned Phase 3 clinical trials would prevent us from or delay us in obtaining regulatory approval of and commercializing our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments and commercializing Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and DRM04 for primary axillary hyperhidrosis, which would adversely impact our financial performance.

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

        We are uncertain whether the market for injectable biologics for the treatment of moderate-to-severe plaque psoriasis, including off-label use of other injectable biologics for the treatment of psoriasis, has peaked or may still grow and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe chronic plaque psoriasis. In particular, Cimzia's administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira or

Enbrel. Even if approved for moderate-to-severe chronic plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other TNF inhibitors or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

        The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter, or OTC, treatments, for a share of some patients' discretionary budgets and for physicians' attention within their clinical practices.

        Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Amgen Inc., Anacor Pharmaceuticals, Inc., Anterios, Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Brickell Biotech, Inc., Celgene International, Eisai Co., Ltd., Galderma S.A., GlaxoSmithKline LLC, or GSK, Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novartis International AG, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

Cimzia faces intense competition. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.

        If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injectable products such as Cosentyx, Enbrel, Humira, Remicade and Stelara, which may limit the market size for Cimzia.

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

        Additional products and treatments, including numerous injectable biological products currently in clinical trials, may also receive regulatory approval in one or more territories in which we compete, and these existing and new products may be more effective, more widely used and less costly than ours, which may reduce the sales on which we receive royalties and sales-based milestone payments under the UCB agreement. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by health insurers, physicians and patients than our competing product candidates based upon cost or convenience.

Cimzia may face competition from biosimilars, which may have an adverse impact on future sales.

        Even if Cimzia for the treatment of psoriasis achieves regulatory approval, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are demonstrated to be "highly similar," or "biosimilar," to or "interchangeable" with an FDA-approved biological product. This new pathway could allow competitors to reference the FDA's prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA's prior determinations in approving a BLA for an innovator's biological product to support the biosimilar product's approval. Further, under the FDA's current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for the other indications.

        The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. The FDA approved the first biosimilar product in the United States in May 2015. In the European Union, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued since 2005. In January 2016, Samsung Bioepis was granted marketing approval by the European Commission for Benepali, an etanercept biosimilar referencing Enbrel, for the treatment of adults with moderate-to-severe rheumatoid arthritis, psoriatic arthritis, non-radiographic axial spondyloarthritis and plaque psoriasis. In addition, biosimilar product candidates in Phase 3 development by other companies include biosimilar versions of adalimumab, a biosimilar version of etanercept and biosimilar versions of infliximab. If Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis achieves regulatory approval, we expect competition from potential future biosimilars. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of Cimzia. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

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

        Due to the difficulty of objectively measuring the symptoms of hyperhidrosis, subjective assessments of efficacy by patients are expected to have an important role in the development and regulatory approval of our DRM04 product candidate. Subjective assessments, such as PROs, involve patients' subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, from patient to patient and from site to site within a clinical trial. Furthermore, in our Phase 2 clinical program, we have used an existing tool, the Hyperhidrosis Disease Severity Scale, or HDSS, which the FDA has determined is not a validated PRO, and a new PRO, the Axillary Sweating Daily Diary, or ASDD, which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. We are using the new ASDD PRO, along with an objective measure, sweat production, for the primary assessment of efficacy in our planned Phase 3 clinical program for DRM04. The FDA may determine that we have not demonstrated that our objective endpoint of sweat production is a clinically meaningful endpoint, potentially making additional clinical trials necessary which would delay the development of DRM04 and increase our costs.

Any product candidates that we commercialize, or that any partner with which we may collaborate commercializes, will be subject to ongoing and continued regulatory review. Failure to comply with applicable regulatory requirements could have a material adverse impact on our business.

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

We have conducted, are conducting and may in the future conduct clinical trials for our product candidates outside the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials, which would likely result in additional costs to us and delay our business plan.

        We have conducted, are conducting and may in the future choose to conduct, one or more of our clinical trials outside the United States, including in Canada and Europe. For example, our Phase 3 clinical programs for Cimzia and DRM04 are being conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action, any of which may adversely impact our business, financial condition, operating results and prospects.

        Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. For example, if we obtain regulatory approval for Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis, we expect that regulatory authorities will require us to include the same box warning regarding increased risk of serious infections that may lead to hospitalization or death and a potential association with increased cancer risk in TNF inhibitors, of which Cimzia is one, that is currently included in labeling for Cimzia for the treatment of other indications. Results of clinical trials could reveal a high and unacceptable severity and prevalence of one or more of these side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications. In addition, the FDA recently created a Tracked Safety Issue, or TSI, for all TNF inhibitors, including Cimzia, based on a potential signal of psychiatric and nervous system disorders including: anxiety, hallucination, paranoia, psychotic disorder, cognitive impairment, depression, and suicide/suicidal ideation. This TSI may have in impact on our development program or the labeling for Cimzia. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

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

        We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we provide assurances that our insurance coverage will be sufficient to cover our liability under any such cases.

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

  •
  loss of revenue.

        Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Although we have obtained product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

        The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, if Cimzia is approved for use in the United States for the treatment of moderate-to-severe chronic plaque psoriasis, due to the design of our Phase 3 clinical trial comparing Cimzia to Enbrel, the prescribing information may not include data comparing the clinical performance of Cimzia and Enbrel and we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia to Enbrel in our marketing materials. Similarly, although our DRM04 product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote DRM04 for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion.

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

        We are currently developing one product candidate, DRM04, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. DRM04 is a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. Reliance on safety findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA could expedite the development program for our product candidates by potentially decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. DRM04 differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between DRM04 and the approved product the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for DRM04, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot provide assurances that our product candidates will receive the requisite approvals for commercialization.

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

        Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights, among other topics, are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

  •
  the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.

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

We are dependent on UCB for product supply and any interruption in our product supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.

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

UCB has made very limited disclosures, representations, warranties and indemnities to us regarding its ownership of and the validity of the intellectual property related to Cimzia. If a third party claims that the intellectual property related to Cimzia infringes the intellectual property rights of such third party, we could be enjoined from performing our activities and/or exposed to substantial liability, either of which would have an adverse effect on our business.

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

        We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials and other aspects of product development. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA's regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners' marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

        Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief

Executive Officer and Chairman of the Board, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Operating Officer and Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; and our Vice President, Corporate Development and Strategy, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations, adversely impacting our stock price.

        Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on development funding and the achievement of development and clinical milestones under the UCB agreement, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

        As of December 31, 2015, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $142.0 million, $44.2 million and $3.9 million, respectively. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Changes in patent laws or the interpretations of patent laws could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

        We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects. For example, any dispute with UCB relating to compliance with the terms of the UCB agreement could lead to delays in, or termination of, the development and commercialization of Cimzia for the treatment of psoriasis and time-consuming and expensive arbitration. See also "—Risks Related to Our Collaboration with UCB."

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

        Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot provide assurances that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

The stock price of our common stock has been, and is likely to continue to be, volatile and may decline and stockholders may not be able to resell their shares at or above the price at which they purchased the shares.

        Prior to our initial public offering, or IPO, in October 2014, there had not been a public market for our common stock. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

        During the fiscal year ended December 31, 2015, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $35.42 per share. Because our stock price has been volatile, investing in our common stock is risky.

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock, impede our ability to raise future capital and holders may have difficulty selling their shares based on current trading volumes of our stock.

        Our stock is currently traded on The NASDAQ Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. The trading volume of our stock tends to be low and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2015, we had 29,972,845 shares of common stock outstanding, and stockholders holding at least 10% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 43% of such shares. If stockholders holding substantial blocks of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act, we have furnished in this Annual Report on Form 10-K a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. However, for as long as we are an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years from the date of our IPO in October 2014. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Risks associated with a company-wide implementation of an enterprise resource planning, or ERP, system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

        We are implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting may be adversely affected.

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

Future sales of our common stock or securities convertible into our common stock will result in additional dilution of the percentage ownership of our stockholders.

        On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. Up to $75 million of the maximum aggregate offering price of $300 million under the registration statement may be issued and sold pursuant to an "at-the-market" offering for sales of our common stock pursuant to a sales agreement between us and Cowen and Company, LLC, or Cowen. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. If we sell common stock, preferred stock, convertible securities and other equity securities in transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

        As of December 31, 2015, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

        These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing so as to cause us to take certain corporate actions they desire.

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

Because management has broad discretion as to the use of the net proceeds from our previous and future sales of securities, stockholders may not agree with how we use them, and such proceeds may not be applied successfully.

        Our management will have considerable discretion over the use of proceeds from our previous and future sales of securities and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock, or with which our stockholders otherwise disagree. The failure of our management to apply these funds effectively could, among other things, result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline. Pending their use, we may invest the net proceeds from our previous and future sales of securities in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 18,651 square feet of office space in Menlo Park, California. We will lease an additional three suites in the same building consisting of an additional 26,541 square feet of space, beginning December 2016. The term of the lease for our existing office space and the additional space expires in December 2021. We have an option to renew the lease for an additional five-year term to 2026. We use our current facilities for our research and development and general and administrative personnel. We believe that our existing facilities, together with additional space and facilities available on commercially reasonable terms, are sufficient for our current and near-term needs, and that our facilities are in good condition and are adequate and suitable for their purposes.

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

	Low	High
Fiscal Year ended December 31, 2015
Fourth Quarter	$22.39	$35.75
Third Quarter	17.50	32.13
Second Quarter	14.20	18.01
First Quarter	14.57	21.27
Fiscal Year ended December 31, 2014
Fourth Quarter (beginning October 3, 2014)	$12.68	$22.94

        On February 29, 2016, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $23.06 per share.

Holders of our Common Shares

        As of February 29, 2016, there were 29,972,845 shares of our common stock issued and outstanding with 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information concerning our equity compensation plans required by this item is incorporated by reference herein to the section in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled "Equity Compensation Plan Information."

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

        In conjunction with the IPO, we registered 7,812,500 shares of our common stock. All of the shares sold in our IPO were sold by us, at a price to the public of $16.00 per share. The aggregate public offering price of the offering amount registered was $125.0 million. As a result of our sale of 7,812,500 shares of our common stock in the IPO, we received net proceeds of $112.8 million, after deducting total expenses of $12.2 million, consisting of underwriting discounts and commissions of $8.7 million and offering-related expenses of $3.5 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

        There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on October 3, 2014 pursuant to Rule 424(b). Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

Unregistered Sales of Equity Securities

        We made no sales of unregistered securities during the quarter ended December 31, 2015 that we have not previously reported.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following stock performance graph compares our total stock return with the total return for (1) The NASDAQ Composite Index and (2) The NASDAQ Biotechnology Index for the period from October 3, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.55 on October 3, 2014 and in The NASDAQ Composite Index and The NASDAQ Biotechnology Index on October 3, 2014 and the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

CUMULATIVE TOTAL RETURN
Among Dermira, Inc., The NASDAQ Composite Index
and The NASDAQ Biotechnology Index

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the following selected consolidated financial data together with the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this report. The selected consolidated statements of operations data for the year ended December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Collaboration revenue from a related party	$7,300	$7,300	$—	$—
Operating expenses:
Research and development	66,831	30,710	17,937	17,055
General and administrative	17,721	8,288	4,366	3,148
Impairment of intangible assets	2,394	—	—	—

Total operating expenses	86,946	38,998	22,303	20,203

Loss from operations	(79,646)	(31,698)	(22,303)	(20,203)
Interest and other income (expense), net	896	7	(38)	(51)
Interest expense	(147)	(153)	(9)	—
Loss on extinguishment of debt	(124)	—	—	—

Loss before taxes	(79,021)	(31,844)	(22,350)	(20,254)
(Benefit) provision for income taxes	(622)	31	—	—

Net loss	$(78,399)	$(31,875)	$(22,350)	$(20,254)

Net loss per share, basic and diluted(1)	$(2.93)	$(4.96)	$(27.03)	$(27.99)

Weighted-average common shares used to compute net loss per share, basic and diluted	26,727,392	6,426,022	826,757	723,607

(1)
Per share information presented in the above four-year summary has been adjusted to reflect the 5.8-for-1 reverse stock split of each share of our outstanding capital stock on September 18, 2014.

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$214,693	$97,151	$22,144	$7,872
Working capital	191,337	93,573	17,973	3,647
Long-term investments	1,019	66,483	—	—
Total assets	221,932	178,221	26,871	12,514
Convertible preferred stock	—	—	59,588	35,089
Additional paid-in capital	346,590	236,414	970	678
Accumulated deficit	(161,048)	(82,649)	(50,774)	(28,424)
Total stockholders' equity (deficit)	185,475	153,579	(49,803)	(27,745)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included elsewhere in this Form 10-K for the year ended December 31, 2015 and other disclosures (including the disclosures under "Part I Item 1A. Risk Factors") included in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "potential," "predict," "project," "estimate," or "continue," and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part I Item 1A. Risk Factors, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a biopharmaceutical company dedicated to identifying, developing and commercializing innovative, differentiated therapies to improve the lives of patients with dermatologic diseases. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne.

        Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC and Stiefel Laboratories, Inc., a GSK company, or Stiefel, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

        Our three late-stage product candidates are:

  •
  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, or TNF inhibitor, that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into a development and commercialization agreement with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis in December 2014. We completed enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015 and expect to announce topline results from these trials by the end of the first quarter of 2017.

  •
  DRM04, a topical, small-molecule anticholinergic product we are developing for the treatment of primary axillary hyperhidrosis. Based on the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients and our end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in April 2015, we commenced a Phase 3 clinical program in patients with primary axillary hyperhidrosis in July 2015. We completed enrollment in the two pivotal clinical trials comprising the Phase 3 program in February 2016 and expect to announce topline results from these trials in the second quarter of 2016.

  •
  DRM01, a novel, topical, small-molecule sebum inhibitor we are developing for the treatment of acne. Based on the results of a 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, we commenced a Phase 2b clinical study in April 2015. We completed enrollment in the clinical trial comprising the Phase 2b program in January 2016 and we expect to announce topline results from this trial in the second quarter of 2016.

Key Developments

        Following is a summary of selected key developments affecting our business that have occurred since December 31, 2014.

  •
  Completed patient enrollment for DRM04 Phase 3 pivotal clinical trials in patients with hyperhidrosis.  In February 2016, we completed patient enrollment in the ATMOS-1 and ATMOS-2 Phase 3 pivotal clinical trials of DRM04 in patients with primary axillary hyperhidrosis.

  •
  Completed patient enrollment for Cimzia Phase 3 clinical program in patients with psoriasis.  In September 2015, November 2015 and December 2015, we completed patient enrollment in the global CIMPASI-2, CIMPASI-1 and CIMPACT Phase 3 clinical trials of Cimzia, respectively, in patients with moderate-to-severe chronic plaque psoriasis. Completion of patient enrollment for the CIMPASI-2 clinical trial in September 2015 triggered a milestone payment of $7.3 million to us by UCB.

  •
  Completed patient enrollment for DRM01 Phase 2b clinical program in patients with acne.  In January 2016, we completed enrollment in the DRM01 Phase 2b clinical trial.

  •
  Presented Phase 2a clinical results for DRM01 in patients with acne.  In October 2015, June 2015 and March 2015, data were presented from our 108-patient, randomized, multi-center, double-blind, vehicle-controlled Phase 2a clinical trial, demonstrating statistical significance for DRM01 versus vehicle in the study's primary efficacy endpoints.

  •
  Closed follow-on public offering of common stock.  In August 2015, we closed an underwritten follow-on public offering, or Follow-on Offering, of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to us from the Follow-on Offering were $111.3 million, and the net proceeds to us after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.6 million were approximately $104.0 million.

  •
  Initiated Phase 3 program for DRM04 in patients with hyperhidrosis.  In July 2015, we dosed the first patients in a Phase 3 program for DRM04 in patients with axillary hyperhidrosis. The DRM04 Phase 3 program consists of two identical, randomized, double-blind, vehicle-controlled studies, ATMOS-1 and ATMOS-2, each designed to enroll approximately 330 patients. The program is designed to assess the safety and efficacy of DRM04 compared to vehicle to support a potential New Drug Application submission to the FDA. The Phase 3 program also includes an open-label study, ARIDO, assessing the long-term safety of DRM04.

  •
  Completed end-of-Phase 2 meeting for DRM04.  In April 2015, we held an end-of-Phase 2 meeting with the FDA based on the results of our Phase 2 program and in advance of the initiation of our Phase 3 program.

  •
  Initiated Phase 2b program for DRM01 in patients with acne.  In April 2015, we announced the dosing of the first patient in a Phase 2b dose-ranging trial, designed to enroll approximately 400 patients, for DRM01 in patients with facial acne. The randomized, multi-center, double-blind, parallel-group, vehicle-controlled study is designed to assess the safety and efficacy of DRM01 compared to vehicle. The goal of the study is to establish the optimal dose for a potential Phase 3 program.

  •
  Achieved positive Phase 2b results for DRM04 in hyperhidrosis.  In February 2015, we announced positive Phase 2b study results for DRM04 in patients with primary axillary hyperhidrosis.

  •
  Initiated Phase 3 program for Cimzia, with UCB, in psoriasis.  In January 2015, we and UCB announced that the first patients had been dosed in the Phase 3 clinical program designed to evaluate the efficacy and safety of Cimzia in adult patients with moderate-to-severe chronic plaque psoriasis. The Cimzia Phase 3 clinical program consists of three studies, CIMPASI-1, CIMPASI-2 and CIMPACT, designed to enroll a total of approximately 1,000 patients.

Financial Overview

        For the year ended December 31, 2015, net loss increased 146% to $78.4 million from $31.9 million for 2014. We recognized collaboration revenue from UCB, a related party, of $7.3 million for each of the years ended December 31, 2015 and 2014 for the achievement of two separate substantive milestones pursuant to our agreement with UCB. Research and development expenses increased 118% to $66.8 million for the year ended December 31, 2015 compared to 2014 due primarily to the advancement of our product candidates. General and administrative expenses increased 114% to $17.7 million for the year ended December 31, 2015 compared to 2014, driven by headcount growth and incentive compensation expenses, as well as public company costs following our initial public offering, or IPO, in October 2014. We also recorded an impairment charge of $2.4 million against certain intangible assets for the year ended December 31, 2015 as a result of the discontinuation of two early-stage research and development programs.

        As of December 31, 2015, we had cash and cash equivalents and investments of $215.7 million.

        Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our IPO and Follow-on Offering. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd., we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties for the development or license of those product candidates.

        We have never been profitable and may never be profitable. As of December 31, 2015, we had an accumulated deficit of $161.0 million. We incurred net losses of $78.4 million, $31.9 million and $22.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Year Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(in thousands, except percentages)
Collaboration revenue from a related party	$7,300	$7,300	$—	$—	*	$7,300	*
Operating expenses:
Research and development	66,831	30,710	17,937	36,121	118%	12,773	71%
General and administrative	17,721	8,288	4,366	9,433	114	3,922	90
Impairment of intangible assets	2,394	—	—	2,394	*	—	—

Total operating expenses	86,946	38,998	22,303	47,948	123	16,695	75

Loss from operations	(79,646)	(31,698)	(22,303)	(47,948)	151	(9,395)	42
Interest and other income (expense), net	896	7	(38)	889	*	45	*
Interest expense	(147)	(153)	(9)	6	(4)	(144)	*
Loss on extinguishment of debt	(124)	—	—	(124)	*	—	*

Loss before taxes	(79,021)	(31,844)	(22,350)	(47,177)	148	(9,494)	42
(Benefit) provision for income taxes	(622)	31	—	(653)	*	31	*

Net loss	$(78,399)	$(31,875)	$(22,350)	$(46,524)	146%	$(9,525)	43%

*
Percentage not meaningful

        Revenue.    Revenue consists of collaboration revenue for the achievement of development milestones pursuant to our development and commercialization agreement with UCB, a related party. Under the UCB agreement, we may generate revenue from development-, regulatory- and sales-based milestone payments and royalties. Under our Right of First Negotiation Agreement with Maruho Co., Ltd., or Maruho, if we enter into an exclusive license to develop and commercialize any of our product candidates with Maruho, we may generate license revenue. Other than the revenue we may generate in connection with these agreements, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaborative agreements with third parties.

        During the years ended December 31, 2015 and 2014, we recognized collaboration revenue from a related party of $7.3 million per year for milestone achievements pursuant to our agreement with UCB, specifically the completion of patient enrollment in the first Phase 3 clinical trial for Cimzia in September 2015 and the dosing of the first patient in the Phase 3 program for Cimzia in December 2014.

        We did not recognize any revenue for the year ended December 31, 2013.

        Research and Development.    Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for conducting clinical studies and costs to develop and manufacture clinical trial supplies, and internal expenses consisting primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development expenses to operations as they are incurred.

        The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of December 31, 2015	Year Ended December 31,			$ Change from 2014 to 2015	$ Change from 2013 to 2014
		2015	2014	2013
		(in thousands)
External costs incurred by product candidate:
Cimzia(1)	Phase 3	$25,827	$5,629	$—	$20,198	$5,629
DRM04(2)	Phase 3	16,444	10,294	3,809	6,150	6,485
DRM01(3)	Phase 2b	9,499	3,286	2,988	6,213	298
Other research and development expenses(4)		259	3,143	6,328	(2,884)	(3,185)
Internal costs		14,802	8,358	4,812	6,444	3,546

Total research and development expenses		$66,831	$30,710	$17,937	$36,121	$12,773

(1)
We acquired the rights to develop Cimzia under our collaboration agreement with UCB in March 2014 and commenced a Phase 3 clinical program in December 2014.

(2)
In July 2015, we commenced a Phase 3 clinical program for DRM04.

(3)
In April 2015, we commenced a Phase 2b clinical program for DRM01.

(4)
Amount consists of costs for early-stage product candidates.

        Research and development expenses increased $36.1 million, or 118%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was due to a $32.6 million increase in external costs to advance our Cimzia, DRM04, and DRM01 product candidates and a $6.4 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $2.9 million decrease in external costs associated with our early-stage product candidates.

        Research and development expenses increased $12.8 million, or 71%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $12.1 million increase in external costs to advance our DRM04 and Cimzia product candidates and a $3.5 million increase in internal costs related primarily to headcount growth and incentive compensation expenses. These increases in research and development expenses were partially offset by a $3.2 million decrease in external costs associated with our early-stage product candidates.

        We expect our research and development expenses to increase as we continue development of our product candidates. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements and manufacturing costs.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

        General and administrative expenses increased $9.4 million, or 114%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to a $5.5 million increase in personnel-related expenses resulting from headcount growth and incentive compensation expenses, a $2.3 million increase in public company costs following our IPO in October 2014 and a $2.2 million increase in market research and planning expenses. These increases in general and administrative expenses were partially offset by $0.8 million of legal and consulting fees incurred in 2014, but not in 2015, for the evaluation, due diligence and negotiations associated with the UCB collaboration transaction.

        General and administrative expenses increased $3.9 million, or 90%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase reflects a $2.7 million increase in personnel-related expenses due to increased headcount and incentive compensation expenses, $0.8 million of legal and consulting services incurred in the evaluation, due diligence and negotiations associated with the UCB collaboration transaction in the first quarter of 2014 and a $0.6 million increase in audit and accounting consultation expenses. These increases in general and administrative expenses in 2014 were partially offset by a transaction advisory fee of $0.5 million incurred in 2013, but not in 2014, in connection with the agreement we entered into with Maruho.

        We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount, and support our operations as a public company.

        Impairment of Intangible Assets.    In December 2015 and February 2016, we received the results from certain research and development experiments related to our DRM05 and DRM02 early-stage product candidates, respectively. Based on the results of these experiments, we made the decision to discontinue further efforts on these programs. As a result, we recorded a corresponding impairment charge of $2.4 million against certain intangible assets for the year ended December 31, 2015 in the consolidated statement of operations.

        No impairment charge was recorded during the years ended December 31, 2014 and 2013.

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net increased $0.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in interest income earned from our cash equivalents and investments.

        Interest and other income (expense), net was constant for the year ended December 31, 2014 compared to the year ended December 31, 2013 and the amount was insignificant in both periods.

        Interest Expense.    Interest expense remained constant for the year ended December 31, 2015 compared to the year ended December 31, 2014 and included interest incurred on the borrowings of $2.0 million under a bank term loan entered into in December 2013. The loan was fully repaid in December 2015.

        Interest expense increased $0.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a full year of interest incurred on borrowings of $2.0 million under the bank term loan in 2014.

        Loss on Extinguishment of Debt.    In December 2015, we repaid the outstanding balance of $2.0 million under our bank term loan. In connection with this transaction, we recorded a loss on extinguishment of debt of $0.1 million to account for the portion of the unamortized final payment fee, offset by the write-off of the remaining debt discount.

        There was no extinguishment of debt for the years ended December 31, 2014 or 2013.

        (Benefit) Provision for Income Taxes.    The $0.6 million benefit for income tax in 2015 relates to the decrease in deferred tax liability resulting from the impairment charge recorded during the year. The deferred tax liability was originally established for the book-tax differences related to the indefinitely lived intangible assets at the time of Valocor acquisition in 2011. The provision for income tax in 2014 relates to an increase in the deferred tax liability of our Canadian subsidiary as a result of a change in the Canadian corporate tax rate.

        No provision was recorded in 2013.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

        On August 11, 2015, we closed an underwritten Follow-on Offering of 5,175,000 shares of our common stock, including 675,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to us from the Follow-on Offering were $111.3 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.6 million, were approximately $104.0 million.

        On November 2, 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities, and/or units consisting of some or all of these securities. The shelf registration also provides that we may issue and sell up to an aggregate offering of up to $75 million of our common stock through an at-the-market sales agreement with Cowen and Company. As of December 31, 2015, no sales had been made under this facility, and $75 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

        As of December 31, 2015, we had $215.7 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

        Our primary use of cash is to fund our operating expenses. As of December 31, 2015, we had an accumulated deficit of $161.0 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

        The following table shows a summary of our cash flows for each of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(48,442)	$(31,404)	$(12,157)
Investing activities	(2,603)	(109,480)	(50)
Financing activities	102,929	174,098	26,479

Net increase in cash and cash equivalents	$51,884	$33,214	$14,272

        Operating Activities.    Net cash used in operating activities was $48.4 million for the year ended December 31, 2015 and consisted primarily of our net loss of $78.4 million, partially offset by $9.7 million in non-cash charges and a $20.2 decrease in net operating assets. Non-cash charges included $5.1 million of stock-based compensation expense, $2.4 million of impairment charge against certain intangible assets and $2.0 million of amortization of premiums on available-for-sale securities. The decrease in net operating assets was driven primarily by a $10.4 million increase in accrued liabilities, a $7.3 million decrease in collaboration receivable from a related party and a $3.6 million increase in accounts payable, partially offset by a $1.2 million increase in prepaid expenses and other current assets.

        Net cash used in operating activities was $31.4 million for the year ended December 31, 2014 and consisted primarily of our net loss of $31.9 million and a $1.5 million increase in net operating assets, partially offset by $2.0 million in non-cash charges. Non-cash charges consisted primarily of $1.6 million of stock-based compensation expense. The increase in net operating assets was driven primarily by an increase in collaboration receivable from a related party of $7.3 million associated with our collaboration revenue earned under the UCB agreement and a $1.8 million increase in prepaid expenses and other assets as a result of higher prepaid directors and officers insurance and higher accrued interest associated with our investments and restricted cash associated with our building lease agreement, partially offset by $4.3 million and $3.2 million increases in accrued liabilities and accounts payable, respectively. The increases in accounts payable and accrued liabilities were primarily due to higher research and development costs and employee compensation accruals.

        Net cash used in operating activities was $12.2 million for the year ended December 31, 2013 and consisted primarily of our net loss of $22.4 million, partially offset by $0.3 million in non-cash charges and a $9.9 million decrease in net operating assets. Non-cash charges included $0.3 million of stock-based compensation expense. The decrease in net operating assets was driven primarily by a $10.0 million increase in deferred revenue related to our agreement with Maruho.

        Investing Activities.    Net cash used in investing activities for the year ended December 31, 2015 was $2.6 million, which resulted primarily from purchases of investments of $60.3 million, partially offset by proceeds from maturities of investments of $57.9 million.

        Net cash used in investing activities for the year ended December 31, 2014 was $109.5 million primarily due to purchases of investments from the proceeds received in our IPO and private placement in October 2014.

        Net cash used in investing activities for the years ended December 31, 2013 was $50,000. The amounts were for purchases of property and equipment.

        Financing Activities.    Net cash provided by financing activities was $102.9 million for the year ended December 31, 2015 and consisted primarily of $104.0 million of net proceeds from the sale of our common stock in our Follow-on Offering in August 2015, partially offset by $2.1 million from the repayment of our bank term loan.

        Net cash provided by financing activities of $174.1 million for the year ended December 31, 2014 was primarily due to net proceeds of $112.8 million and $7.5 million from the sale of common stock in our IPO and concurrent private placement, respectively, in October 2014, $48.8 million from the sale of our Series C convertible preferred stock in August 2014 and $5.0 million from the sale of our Series B convertible preferred stock in April 2014.

        Net cash provided by financing activities was $26.5 million for the year ended December 31, 2013 and consisted primarily of the net proceeds of $24.5 million from the sale of our Series B convertible preferred stock in March 2013 and borrowings of $2.0 million under our bank term loan.

Operating and Capital Expenditure Requirements

        We have incurred losses since our inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of December 31, 2015 are sufficient to meet our anticipated cash requirements through 2017. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$16,083	$1,213	$5,439	$6,200	$3,231

Total Contractual obligations	$16,083	$1,213	$5,439	$6,200	$3,231

(1)
Operating lease obligations include total future minimum rent payments, assuming we do not exercise our termination option, under an operating lease agreement dated July 4, 2014, as amended, for our facilities in Menlo Park, California December 4, 2015. See Note 9 to our consolidated financial statements for further details regarding the terms of our lease agreement.

        Pursuant to the UCB agreement, we are responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia and etanercept clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. Any development costs in excess of $95.0 million or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. To date, we have received two payments of $7.3 million each from UCB for the achievement of two development milestones: the dosing of the first patient in the Phase 3 program for Cimzia, which occurred in December 2014, and the completion of patient enrollment in the CIMPASI-2 clinical trial, which occurred in September 2015. We are eligible to receive up to $21.4 million in remaining development milestone payments.

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

        In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Rose U and related agreement with Stiefel with respect to our DRM04 product candidate, we are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements. In addition, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. These amounts are not included in the table above.

Segment Information

        We have one primary business activity and operate in one reportable segment.

Loan and Security Agreement

        In December 2013, we entered into a loan and security agreement, or the Loan Agreement, with Square 1 Bank, or the Bank, which provided for two term loans available to us: $2.0 million under the first term loan, or Term Loan A, and $5.5 million under the second term loan, or Term Loan B. Borrowings under the term loans bore interest at a rate equal to the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan was funded; or (2) 5.50%, which rate was fixed on the date of funding of the term loan. We had the option to prepay borrowings without paying a penalty or premium.

        On the closing date of the Loan Agreement, we borrowed $2.0 million under Term Loan A. The amount borrowed under Term Loan A had a maturity date in December 2018 and was secured by all of our assets other than our intellectual property, subject to certain limited exceptions, and bore interest at a rate of 5.77% per annum. In December 2015, we repaid Term Loan A in full and we recorded a loss on the extinguishment of debt of $0.1 million.

        There were no amounts borrowed under Term Loan B. Our ability to borrow funds under Term Loan B expired on September 30, 2015.

        As a result of our repayment in full of Term Loan A in December 2015, our Loan Agreement terminated and we have no continuing obligations or liens related to the Loan Agreement.

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

Revenue Recognition

        We generate revenue from activities under our collaboration agreement with UCB, a related party, for the development and commercialization of one of our product candidates. All revenue recognized to date under the agreement with UCB is non-refundable.

        Collaboration and license agreements may include non-refundable upfront payments or partial reimbursement of research and development costs, contingent consideration payments based on the achievement of defined milestones and royalties on sales of commercialized products. Performance obligations under the collaboration include the transfer of intellectual property rights, such as licenses, obligations to provide research and development services, obligations to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are recorded as deferred revenue in the consolidated balance sheet and are recognized as collaboration revenue over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. We regularly review the estimated periods of performance related to our collaborations based on the progress made under the arrangement. The estimated performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue recorded in future periods. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

  Multiple Element Arrangements

        We evaluate revenue from our agreement with UCB to determine whether the components of the arrangement represent separate units of accounting. We consider whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. Factors considered include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for its intended purpose without the receipt of the remaining elements and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. To date, our agreement with UCB has two deliverables that represent two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of the execution of this arrangement, potential future payments eligible to be received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, payments will be recognized in their entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Royalties and sales-based milestone payments will be recognized as revenue when earned and realizable. Non-refundable fees for which we have no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

  Milestone and Other Contingent Payments

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

Accrued Research and Development Expenses

        We record accruals for estimated costs of research, preclinical, non-clinical and clinical studies and manufacturing development, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In certain cases, we can be financially responsible for unused drug supplies remaining at study sites at the conclusion of a study. We accrue for the potential amounts due if they are both probable and estimable. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

        The Cimzia CRO can earn bonuses or incur penalties based on the Cimzia CRO's achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, we would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

        We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between our accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our consolidated financial condition and results of operations.

Stock-Based Compensation

        We maintain an equity incentive plan under which incentive stock options may be granted to employees, and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, officers, directors, consultants and advisors. In addition, we maintain an employee stock purchase plan under which employees may purchase shares of the Company's common stock through payroll deductions.

        We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures, using the Black-Scholes option pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expenses are classified in the consolidated statements of operations and comprehensive loss based on the functional area to which the related recipients belong.

        We estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.1	6.0	6.1
Expected volatility	64.1%	66.0%	76.0%
Risk-free interest rate	1.9%	1.9%	1.3%
Expected dividend rate	0.0%	0.0%	0.0%

        The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions that determine the fair value of options. These assumptions are as follows:

  •
  Expected term:  We determine the expected term using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

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

        In addition to the assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our options. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation as the cumulative effect of adjusting the rate is recognized in the period in which we change the forfeiture estimate. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, we make an adjustment that will result in a decrease to the stock-based compensation recognized in our consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the stock-based compensation recognized in our consolidated financial statements.

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

        We discontinued two early-stage in-process research and development programs, DRM05 and DRM02, which were acquired in the 2011 Valocor acquisition and recorded a corresponding impairment charge of $2.4 million against certain intangible assets for the year ended December 31, 2015 in the consolidated statements of operations.

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

        As of December 31, 2015, we had net operating loss, or NOL, carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of

$142.0 million, $44.2 million and $3.9 million, respectively. Of these amounts, $0.5 million and $0, respectively, represent federal and state tax deductions from stock-based compensation that will be recorded as an adjustment to additional paid-in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

        As of December 31, 2015, we also had research and development credit carryforwards of $0.8 million, $0.8 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards have no expiration dates.

        We have experienced at least one ownership change since inception and utilization of NOL carryforwards will therefore be subject to annual limitation, pursuant to Internal Revenue Code Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

Recent Accounting Pronouncements

        The information required by this item is included in Item 8, Note 2, Summary of Significant Accounting Policies in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

  Interest Rate Risk

        As of December 31, 2015, we had cash and cash equivalents and investments of $215.7 million, which consisted of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt obligations as of December 31, 2015.

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

  Foreign Exchange Risk

        Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange losses were $14,000, $57,000 and $43,000 for the years ended December, 2015, 2014 and 2013, respectively, are included in interest and other income (expense), net in our consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

        A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dermira, Inc.

        We have audited the accompanying consolidated balance sheets of Dermira, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermira, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California
March 3, 2016

DERMIRA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$107,242	$55,358
Short-term investments	107,451	41,793
Collaboration receivable from a related party	—	7,300
Prepaid expenses and other current assets	2,540	1,012

Total current assets	217,233	105,463
Property and equipment, net	386	192
Long-term investments	1,019	66,483
Intangible assets	1,126	3,520
Goodwill	771	771
Other assets	1,397	1,792

Total assets	$221,932	$178,221

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,230	$5,563
Accrued liabilities	16,666	6,327

Total current liabilities	25,896	11,890
Long-term liabilities:
Deferred revenue	10,000	10,000
Bank term loan	—	1,936
Deferred tax liability	194	816
Other long-term liabilities	367	—

Total liabilities	36,457	24,642

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2015; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock: $0.001 par value per share; 500,000,000 shares authorized as of December 31, 2015; 29,972,845 and 24,628,670 shares issued and outstanding as of December 31, 2015 and 2014, respectively	30	25
Additional paid-in capital	346,590	236,414
Accumulated other comprehensive loss	(97)	(211)
Accumulated deficit	(161,048)	(82,649)

Total stockholders' equity	185,475	153,579

Total liabilities and stockholders' equity	$221,932	$178,221

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Collaboration revenue from a related party	$7,300	$7,300	$—
Operating expenses:
Research and development	66,831	30,710	17,937
General and administrative	17,721	8,288	4,366
Impairment of intangible assets	2,394	—	—

Total operating expenses	86,946	38,998	22,303

Loss from operations	(79,646)	(31,698)	(22,303)
Interest and other income (expense), net	896	7	(38)
Interest expense	(147)	(153)	(9)
Loss on extinguishment of debt	(124)	—	—

Loss before taxes	(79,021)	(31,844)	(22,350)
(Benefit) provision for income taxes	(622)	31	—

Net loss	$(78,399)	$(31,875)	$(22,350)

Net loss per share, basic and diluted	$(2.93)	$(4.96)	$(27.03)

Weighted-average common shares used to compute net loss per share, basic and diluted	26,727,392	6,426,022	826,757

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(78,399)	$(31,875)	$(22,350)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	114	(211)	—

Total comprehensive loss	$(78,285)	$(32,086)	$(22,350)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	6,572,625	$35,089	901,308	$1	$678	—	$(28,424)	$(27,745)
Issuance of Series B convertible preferred stock, net of issuance costs of $500	2,967,533	24,499	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	292	—	—	292
Net loss	—	—	—	—	—	—	(22,350)	(22,350)

Balance at December 31, 2013	9,540,158	59,588	901,308	1	970	—	(50,774)	(49,803)
Issuance of Series B convertible preferred stock	593,507	5,000	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $2,175	5,297,041	48,825	—	—	—	—	—	—
Conversion of preferred stock into common stock	(15,430,706)	(113,413)	15,430,706	15	113,398	—	—	113,413
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	139	—	—	139
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $12,238	—	—	7,812,500	8	112,754	—	—	112,762
Issuance of common stock in private placement	—	—	468,750	1	7,499	—	—	7,500
Exercise of common stock warrants	—	—	4,804	—	—	—	—	—
Exercise of stock options	—	—	10,602	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,643	—	—	1,643
Unrealized loss on investments	—	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	—	(31,875)	(31,875)

Balance at December 31, 2014	—	—	24,628,670	25	236,414	(211)	(82,649)	153,579
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions and issuance costs of $7,216	—	—	5,175,000	5	104,042	—	—	104,047
Exercise of stock options	—	—	112,357	—	279		—	279
Purchases under employee stock purchase plan	—	—	56,818	—	723	—	—	723
Stock-based compensation	—	—	—	—	5,132	—	—	5,132
Unrealized gain on investments	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(78,399)	(78,399)

Balance at December 31, 2015	—	$—	29,972,845	$30	$346,590	$(97)	$(161,048)	$185,475

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities
Net loss	$(78,399)	$(31,875)	$(22,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	64	22
Stock-based compensation	5,132	1,643	292
Loss on disposal of property and equipment	—	7	2
Amortization of premiums on available-for-sale securities	2,012	190	—
Revaluation of convertible preferred stock warrant liability	—	78	—
Impairment of intangible assets	2,394	—	—
Loss on extinguishment of debt	124	—	—
Changes in assets and liabilities:
Collaboration receivable from a related party	7,300	(7,300)	—
Prepaid expenses and other current assets	(1,219)	(572)	(184)
Other assets	395	(1,207)	125
Accounts payable	3,607	3,209	338
Accrued liabilities	10,395	4,328	(402)
Deferred revenue	—	—	10,000
Other long-term liabilities	367	—	—
Deferred taxes	(622)	31	—

Net cash used in operating activities	(48,442)	(31,404)	(12,157)

Cash flow from investing activities
Purchases of available-for-sale securities	(60,276)	(109,324)	—
Maturities of available-for-sale securities	57,875	—	—
Purchases of property and equipment	(202)	(156)	(50)

Net cash used in investing activities	(2,603)	(109,480)	(50)

Cash flow from financing activities
Net proceeds from issuance of convertible preferred stock	—	53,825	24,499
Net proceeds from issuance of common stock	105,049	120,273	—
Net borrowings from bank term loan	—	—	1,980
Payment to extinguish term loan	(2,120)	—	—

Net cash provided by financing activities	102,929	174,098	26,479

Net increase in cash and cash equivalents	51,884	33,214	14,272
Cash and cash equivalents at beginning of period	55,358	22,144	7,872

Cash and cash equivalents at end of period	$107,242	$55,358	$22,144

Supplemental disclosure of cash flow information
Interest paid	$123	$117	$—
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$—	$113,413	$—
Issuance of warrants in connection with bank term loan	$—	$—	$61
Reclassification of preferred stock warrant liability into additional paid-in-capital	$—	$139	$—
Acquisition of property and equipment under accounts payable and accrued liabilities	$50	$32	$—

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        Dermira, Inc. (the "Company") was incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. The Company changed its name to Dermira, Inc. in September 2011. In August 2010, the Company acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. ("Dermira Canada") and is the Company's wholly owned subsidiary. The Company is a biopharmaceutical company dedicated to identifying, developing and commercializing innovative, differentiated therapies to improve the lives of patients with dermatologic diseases. The Company's portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne. The Company's corporate headquarters are located in Menlo Park, California.

  Equity Financings

        On October 3, 2014, the Company closed its initial public offering ("IPO") of 7,812,500 shares of its common stock, all of which were sold by the Company. The public offering price of shares sold in the IPO was $16.00 per share. The net proceeds from the IPO to the Company were $112.8 million, after deducting the underwriting discounts and commissions of $8.7 million and the payment of offering expenses of $3.5 million.

        Concurrently with the IPO, the Company issued and sold in a private placement 468,750 shares of common stock at the public offering price of $16.00 per share, which resulted in net proceeds of $7.5 million, pursuant to a Common Stock Purchase Agreement by and between the Company and UCB, S.A., the parent company of UCB, dated September 19, 2014.

        On August 11, 2015, the Company closed an underwritten follow-on public offering ("Follow-on Offering") of 5,175,000 shares of its common stock sold by the Company, including 675,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to the Company from the Follow-on Offering were $111.3 million, and the net proceeds to the Company, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.6 million, were approximately $104.0 million.

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

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Reverse Stock Split

        The Company effected a 5.8-to-1 reverse stock split of each share of the Company's outstanding capital stock on September 18, 2014, the date that the Certificate of Amendment to the Restated Certificate of Incorporation was filed with the Delaware Secretary of State. The reverse stock split did not result in an adjustment to par value. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the reverse stock split.

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

        The Company is subject to risks common to early-stage companies in the pharmaceutical industry, including dependence on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, compliance with regulatory requirements, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and ability to manage third-party manufacturers, suppliers and contract research organizations ("CROs").

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include deposits, money market funds, repurchase agreements and obligations of U.S. government agencies.

  Investments

        The Company classifies its investments in money market funds, repurchase agreements and corporate debt as available-for-sale securities. Fixed income securities consist of repurchase agreements and corporate debt. The specific identification method is used to determine the cost basis of fixed

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

income securities sold. These securities are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in fair value judged to be other than temporary, if any, are also included in interest and other income (expense), net. The Company classifies its available-for-sale securities as current or long term primarily based on the nature of the securities.

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

  Fair Value Measurement

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

        The Company's non-financial assets, such as intangible assets and property, plant and equipment, are only recorded at fair value if an impairment charge is recognized. See Note 7 for further details on the impairment charge against certain intangible assets recorded during the year ended December 31, 2015.

  Property and Equipment

        Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. Property and equipment consist primarily of computer

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

equipment, internal use software, leasehold improvements and furniture. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life of or improve an asset are expensed in the period incurred.

        Internal use software costs incurred in connection with obtaining or developing internal use software are capitalized. This includes external direct costs of material and services. Capitalized internal use software costs are included in property and equipment and are amortized using the straight-line method over five years. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

  Revenue Recognition

        Collaboration and license agreements may include non-refundable upfront payments or partial reimbursement of research and development costs, contingent consideration payments based on achievement of defined milestones, and royalties on sales of commercialized products. Performance obligations under collaboration agreements may include the transfer of intellectual property rights, such as licenses, obligations to provide research and development services, obligations to provide regulatory approval services and obligations to participate on certain development and/or commercialization committees with the collaborators. Upfront payments are generally recorded as deferred revenue in the consolidated balance sheet and recognized as collaboration revenue over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration agreement. The Company regularly reviews the estimated periods of performance related to its collaborations based on the progress made under each arrangement. The estimated performance period may change over the course of the collaboration term. Such a change could have a material impact on the amount of revenue recorded in future periods. The Company generates revenue from its activities under the collaboration agreement with UCB, a related party, for the development and commercialization of one of its product candidates. All revenue recognized to date under the agreement with UCB is non-refundable and has been classified as collaboration revenue from a related party.

  Multiple Element Arrangements

        The Company evaluates revenue from its agreement with UCB to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. Factors considered include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. To date, the Company's agreement with UCB has two deliverables that represent two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of execution of this arrangement, potential future

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

payments eligible to be received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, payments will be recognized in their entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Royalties and sales-based milestone payments will be recognized as revenue when earned and realizable. Non-refundable fees for which the Company has no continuing performance obligations are recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

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

        The Company's agreement with UCB provides for payments to be paid to the Company upon the achievement of development, regulatory and sales milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty as to whether any such milestones would be achieved at the time the agreement was executed. The Company evaluates whether the development and regulatory milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of (a) the vendor's performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

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

        IPR&D represents the fair value assigned to incomplete research projects that the Company acquired through the acquisition of Valocor which, at the time of acquisition, had not reached technological feasibility. The amount was capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the project. The Company tests IPR&D for impairment annually as of October of each year, or more frequently, if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the Company discontinues or abandons a program related to IPR&D and determines that there are no other indicators of value, the Company will impair the entire amount of the related intangible asset.

        See Note 7 for further details on the impairment charge against certain intangible assets recorded during the year ended December 31, 2015.

  Offering Costs

        Offering costs, consisting of legal, accounting, filing and other directly related fees, are offset against proceeds from each offering. Offering costs incurred prior to the completion of an offering are initially recorded in other assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering.

  Research and Development Expenses

        The Company expenses research and development costs as they are incurred. The Company's research and development expenses consist primarily of costs incurred for the development of its product candidates and include: (1) expenses incurred under agreements with CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies; (2) costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations ("CMOs"); (3) salaries and related costs, including stock-based compensation and travel expenses, for personnel in research and development functions; (4) costs related to compliance with drug development regulatory requirements; (5) depreciation and other allocated facility-related and overhead expenses; and (6) licensing fees and milestone payments incurred under product license agreements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accrued Research and Development Expenses

        The Company records accruals for estimated costs of research, preclinical, non-clinical and clinical studies, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of the Company's ongoing research and development activities is conducted by third-party service providers, including CROs. The Company's contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In certain cases, the Company can be financially responsible for unused drug supplies remaining at study sites at the conclusion of a trial. The Company accrues for the potential amounts due if they are both probable and estimable. In the event the Company makes advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

        The Company's CRO for the Cimzia Phase 3 program (the "Cimzia CRO") can earn bonuses or incur penalties based on the Cimzia CRO's achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, the Company would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

        The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, the Company adjusts its accruals. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in the Company reporting amounts that are too high or too low in any particular period. The Company's accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between the Company's accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals, including, but not limited to the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from the Company's estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to the Company's accruals could materially affect its consolidated financial condition and results of operations.

  Income Taxes

        The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. The Company has not been subject to any interest or penalties through the year ended December 31, 2015.

  Stock-Based Compensation

        The Company maintains an equity incentive plan under which incentive stock options may be granted to employees, and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, officers, directors, consultants and advisors. In addition, the Company maintains an employee stock purchase plan ("ESPP") under which employees may purchase shares of the Company's common stock through payroll deductions.

        For stock options granted to employees and directors, the Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The fair value of stock options is determined using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and the experience of other companies in the same industry, and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover and other related factors.

        Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards vest over the time period during which the non-employee provides services to the Company.

        Stock compensation expense related to the ESPP is recognized based on the fair value of each award estimated on the first day of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method, net of estimated forfeitures.

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

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss per share:
Numerator:
Net loss	$(78,399)	$(31,875)	$(22,350)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	26,727,392	6,429,553	901,308
Less: Weighted-average shares subject to repurchase	—	(3,531)	(74,551)

Denominator for basic and diluted net loss per share	26,727,392	6,426,022	826,757

Net loss per share, basic and diluted	$(2.93)	$(4.96)	$(27.03)

        The following dilutive potential shares of common stock outstanding were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of December 31,
	2015	2014	2013
Convertible preferred stock, as converted to common stock	—	—	9,540,158
Warrant to purchase convertible preferred stock, as converted to a common stock warrant	—	—	11,276
Options to purchase common stock and estimated shares issuable under the ESPP	3,918,963	3,401,395	1,743,590
Common stock subject to repurchase	—	—	9,788

	3,918,963	3,401,395	11,304,812

  Recent Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for the Company's interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption ofthis ASU will have on its consolidated financial statements and related disclosures.

        In January 2016, the FASB issued ASU2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

        In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities' processes, as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company early adopted this standard on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted upon adoption.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance was initially effective for the fiscal years and interim reporting periods beginning after December 15, 2016, however, in July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). This ASU's effective date for the Company will be the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition method and is currently assessing the future impact of this ASU on its consolidated financial statements.

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

        The following tables set forth the fair value of the Company's financial instruments that were measured at fair value on a recurring basis (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	—	106,635	—	106,635
Corporate debt	—	108,470	—	108,470

Total financial assets	$203	$215,105	$—	$215,308

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	—	70,000	—	70,000
Corporate debt	—	83,276	—	83,276

Total financial assets	$10,088	$153,276	$—	$163,364

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

        See Note 4 for further details on the financial instruments that were measured at fair value.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        See Note 7 for further details on the impairment charge against certain intangible assets recorded during the year ended December 31, 2015. This adjustment falls within Level 3 of the fair value hierarchy.

4. Investments

        Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	106,635	—	—	106,635
Corporate debt	108,567	17	(114)	108,470

Total investments	$215,405	$17	$(114)	$215,308

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$10,088	$—	$—	$10,088
Repurchase agreements	70,000	—	—	70,000
Corporate debt	83,487	2	(213)	83,276

Total investments	$163,575	$2	$(213)	$163,364

        As of December 31, 2015, investments (excluding money market funds) had the following contractual maturities (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$214,180	$214,086
Mature in more than one year	1,022	1,019

Total	$215,202	$215,105

        The Company did not hold any investment securities exceeding a two-year maturity.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The securities in an unrealized loss position consisted of the following (in thousands):

	As of December 31, 2015
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for more than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate debt	$(107)	$84,458	$(7)	$6,337	$(114)	$90,795

Total	$(107)	$84,458	$(7)	$6,337	$(114)	$90,795

	As of December 31, 2014
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for more than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate debt	$(213)	$79,438	$—	$—	$(213)	$79,438

Total	$(213)	$79,438	$—	$—	$(213)	$79,438

        The unrealized losses on the available-for-sale investments are related to corporate debt securities. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment's fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; the extent of the loss related to the credit of the issuer; the expected cash flows from the security; and the Company's intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases. There were no realized gains or losses on the available-for-sale securities during year ended December 31, 2015.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer and other equipment	$69	$60
Internal use software(1)	239	—
Leasehold improvements	71	76
Office furniture	82	72

Total property and equipment	461	208
Less accumulated depreciation and amortization	(75)	(16)

Property and equipment, net	$386	$192

(1)
As of December 31, 2015, the internal use software was not being depreciated as it had not been placed into service.

        Property and equipment depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $59,000, $47,000 and $22,000, respectively.

6. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued outside research and development services	$12,373	$3,670
Accrued compensation	3,848	2,463
Accrued professional and consulting services	297	108
Other	148	86

	$16,666	$6,327

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

        During the year ended December 31, 2015, the Company recorded an impairment charge of $2.4 million to IPR&D in the consolidated statement of operations. In December 2015 and February 2016, the Company received the results from certain research and development experiments related to its DRM05 and DRM02 early-stage product candidates, respectively. Based on the results of these

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

experiments, the Company made the decision to discontinue further efforts on these programs. The intangible assets related to these product candidates were written off in full. There was no impairment charge against intangible assets in the year ended December 31, 2014. DRM02 is a PDE4 inhibitor that was under preclinical development for the treatment of inflammatory skin diseases, and DRM05 is a photodynamic therapy that was under preclinical development for the treatment of acne. Both of these compounds were acquired in the Valocor acquisition in 2011.

  Goodwill

        The Company recorded the goodwill resulting from the Valocor acquisition separately on its consolidated balance sheet as of the acquisition date. Goodwill is tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

        The net book value of intangible assets and goodwill was as follows (in thousands):

	December 31, 2015	December 31, 2014
Intangible assets—IPR&D	$1,126	$3,520
Goodwill	771	771

Total intangible assets with indefinite lives	$1,897	$4,291

8. Loan Agreement

        In December 2013, the Company entered into a loan and security agreement (the "Loan Agreement") with Square 1 Bank (the "Bank") that provided for two term loans available to the Company: $2.0 million under the first term loan ("Term Loan A") and $5.5 million under the second term loan ("Term Loan B").

        On the closing date of the Loan Agreement, the Company borrowed $2.0 million under Term Loan A. The amount borrowed under Term Loan A had a maturity date in December 2018 and was secured by all assets of the Company other than the Company's intellectual property, subject to certain limited exceptions, and bore interest at a rate of 5.77% per annum. In December 2015, the Company repaid Term Loan A in full, plus a final repayment fee of $120,000, and recorded a loss on extinguishment of debt of $0.1 million during the year ended December 31, 2015, which consisted of the write-off of the debt discount and accrued final repayment fee. The loss is included in the consolidated statements of operations as a loss on debt extinguishment. The Company incurred interest expense in connection with Term Loan A totaling $147,000, $153,000 and $9,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

        There were no amounts borrowed under Term Loan B, and the Company's ability to borrow funds under Term Loan B expired on September 30, 2015.

        As a result of the Company's repayment in full of Term Loan A in December 2015, the Loan Agreement terminated and the Company has no continuing obligations or liens related to the Loan Agreement.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

  Facility Lease

        The Company leases its corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement entered into in July 2014 and amended in September 2014 and December 2015. The leased space currently totals approximately 18,651 square feet and consists of one suite in a multi-suite building. Rent payments include the base rent plus additional fees to cover the Company's share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The base rent was approximately $97,918 per month during the first year of the lease and increases by three percent annually. The estimated amount of the additional fees was approximately $22,381 per month during the first year of the lease.

        In connection with the lease amendment entered into in December 2015, the Company will lease an additional three suites in the current building consisting of 26,541 square feet of space, effective December 2016. The base rent for the new expanded space will be approximately $135,426 per month during the first year, and increases by three percent annually. The estimated amount of the additional fees for the expanded space will be approximately $30,954 per month during the first year of the lease.

        Pursuant to the December 2015 lease amendment, the term of the lease for the original 18,651 square feet of space and the additional 26,541 square feet expires on December 31, 2021. The Company has an option to renew the lease for an additional five-year term.

        The Company may terminate the lease with respect to two of the suites in the expanded space if on or prior to September 30, 2016 (1) the results from certain clinical trials of the Company are negative and, as a consequence thereof, the Company determines not to proceed to the next phase of development for either trial, and (2) the Company provides the lessor with written notice of the same and its intent to terminate the lease with respect to the two suites in the expansion space. If the Company exercises its termination option, it must pay a termination fee equal to six months' rent, payable on a monthly basis commencing December 1, 2016. The termination fee is subject to reduction if the landlord leases the space during such six-month period.

        Pursuant to the terms of the lease agreement, the Company provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of the Company's default of certain terms of the lease agreement. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after May 1, 2019. The collateralized money market account is restricted cash and recorded in the Company's consolidated balance sheet in other assets.

        Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $0.6 million and $0.3 million, respectively. The terms of the facility lease provide for rental payments on a monthly basis on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

        As of December 31, 2015, the aggregate total future minimum lease payments under the Menlo Park non-cancelable operating lease were as follows (in thousands):

Year Ending December 31,
2016	$1,213
2017	2,473
2018	2,966
2019	3,055
2020 and thereafter	6,376

Total payments	$16,083

        The table above includes the scheduled base rent payments for all suites, including the expansion space suites, assuming the termination option described above is not exercised. It excludes approximately $3.7 million of additional rent due over the period of the operating lease to cover the Company's share of facility expenses, including utilities, property taxes, insurance and maintenance.

  CRO Agreement

        Per the terms of the Company's agreement with its CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, the Company would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, the Company would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in its consolidated balance sheet until (1) the right of recoupment has expired, at which time the Company would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time the Company would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of December 31, 2015, the Company has not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in its consolidated statements of operations.

  Contingencies

        Pursuant to the UCB agreement, the Company is responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount greater than $75.0 million and less than $95.0 million, plus its internal development costs. Development costs include the costs of Cimzia and etanercept clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and the Company reimburses UCB for such costs. In addition to clinical trial materials used in the study, the

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Company is financially responsible for unused clinical drug supplies remaining at study sites at the conclusion of the study. At this time, the Company cannot determine the amounts of unused clinical drug supplies until all patients have completed treatment. Based on currently available data, the Company estimates that the loss contingency related to unused clinical drug supplies over the next six months ranges from $0.5 million to $1.0 million. As a result, the Company recorded a charge of $0.5 million to research and development expense for the year ending December 31, 2015 and a corresponding accrual of the same amount to accrued liabilities as of December 31, 2015. There were no contingency losses or accruals related to unused clinical drug supplies recorded in 2014 or 2013.

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

10. Technology and Financing Agreements

  Maruho Agreement

        In March 2013, the Company entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, the Company provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of the Company's product candidates in specified territories. In connection with the entry into this agreement, Maruho paid the Company a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to the Company if the two parties enter into an exclusive license for any of the Company's products. If the parties do not enter into such an arrangement, the Company will be entitled to keep the funds without further obligation. As of December 31, 2015 and 2014, the Company recorded the $10.0 million as deferred revenue on its consolidated balance sheet. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any,

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Technology and Financing Agreements (Continued)

or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

        In connection with the execution of the Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of the Company's Series B convertible preferred stock for an aggregate purchase price of $10.0 million

  Rose U Agreement

        In April 2013, the Company entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to its DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company, or Stiefel, the prior licensee of such patents. In connection with this agreement, the Company also entered into a letter agreement with Stiefel. As of December 31, 2015 the Company has paid license and other fees of $0.5 million to Rose U and is required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, the Company is also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments the Company is obligated to pay Rose U directly upon the events or sales triggering such payments.

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

        The Company has agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. The Company is responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus its internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by the Company. Any development costs in excess of $95.0 million or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. The Company incurred expenses related to clinical materials supplied by UCB totaling $3.4 million and $0 for the years ended December 31, 2015 and 2014. The Company recorded $0.9 million and $2.4 million in accounts payable and accrued liabilities, respectively, due to UCB as of December 31, 2015. There

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Technology and Financing Agreements (Continued)

were no amounts recorded in accounts payable and accrued liabilities due to UCB as of December 31, 2014.

        UCB is obligated to pay the Company up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, the Company earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, the Company earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2015. As a result of achieving this milestone, there is $21.4 million in remaining development milestone payments that the Company is eligible to receive.

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

        In connection with the UCB agreement, UCB purchased $5.0 million of shares of the Company's Series B convertible preferred stock in April 2014, $7.5 million of shares of the Company's Series C convertible preferred stock in August 2014 and $7.5 million of shares of the Company's common stock in a private placement concurrent with the Company's IPO, at the IPO price. As of December 31, 2015, UCB beneficially owned 1,841,234 shares, or approximately 6%, of the Company's outstanding common stock. One of the members of the Company's Board of Directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

11. Stockholders' Equity

  Preferred Stock

        As of December 31, 2015, the Company was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. Upon completion of the IPO, all shares of the Company's issued and outstanding convertible preferred stock were automatically converted into shares of common stock. The Company had no shares of preferred stock issued or outstanding as of December 31, 2015 or 2014.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

  Common Stock

        As of December 31, 2015, the Company was authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

        The Company had reserved shares of common stock, on an as-converted basis, for issuance as follows:

	As of December 31,
	2015	2014	2013
Share-based payments outstanding under stock incentive plans	3,814,342	3,401,395	1,743,590
Conversion of convertible preferred stock	—	—	9,540,158
Issuances upon exercise of convertible preferred stock warrant	—	—	11,276
Shares available for future stock option grants	1,154,895	941,339	142,506
Shares available for future issuance under employee stock purchase plan	491,192	301,724	—

	5,460,429	4,644,458	11,437,530

12. Stock-Based Compensation

        In 2010, the Company adopted the 2010 Equity Incentive Plan (the "2010 Plan") which provided for the granting of stock options to employees, directors and consultants of the Company. In September 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan (the "2014 EIP"), which became effective on October 1, 2014, the day prior to the effective date of the Company's registration statement on Form S-1. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option's expiration or exercise.

  Equity Incentive Plan

        The 2014 EIP authorizes the reservation of 1,896,551 shares of the Company's common stock, plus any shares reserved or remaining for issuance, or that become available upon forfeiture of outstanding options or repurchase by the Company of shares granted pursuant to an equity award, in each case, under the 2010 Plan. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of the Company's common stock reserved for issuance under the 2014 EIP will increase automatically by an amount equal to 4% of the number of shares of the Company's common stock outstanding on the preceding December 31, unless the Company's Board of Directors elects to authorize a lesser number of shares. The Company's Board of Directors did not elect a lesser number of shares prior to December 31, 2015.

        The 2014 EIP provides for the granting of stock options to employees, officers, directors, consultants and advisors of the Company. Options granted under the 2014 EIP may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISOs") may be granted only to Company employees, including officers and directors who are also employees. Nonqualified stock options ("NSOs") may be granted to Company employees, officers, directors, consultants and advisors. The exercise price of options granted under the 2014 EIP must be at least equal to the fair market

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

value of the common stock on the date of grant, except that an ISO granted to an employee who owns more than 10% of the shares of the Company's common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of options granted under the 2014 EIP is 10 years, unless subject to the provisions regarding 10% stockholders. Options granted by the Company to new employees generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and monthly thereafter. All other options granted by the Company to employees generally vest monthly over four years. As of December 31, 2015, the Company had reserved 2,846,896 shares of common stock for issuance under the 2014 EIP. Effective January 1, 2016, an additional 1,198,913 shares of common stock were reserved for issuance.

        The following table reflects a summary of stock option activity for the specified periods (in thousands, except share and per share amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	941,339	3,401,395	$6.88
Additional shares reserved under plan	738,860	—	—
Options granted	(560,425)	560,425	$22.05
Options exercised	—	(112,357)	$2.49
Options forfeited	35,121	(35,121)	$12.15

Options outstanding at December 31, 2015	1,154,895	3,814,342	$9.19	7.9	$96,954

Vested and expected to vest as of December 31, 2015		3,719,506	$9.07	7.8	$95,004
Exercisable as of December 31, 2015		1,917,616	$4.39	7.0	$57,947

        The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable
$0.00 to $0.99	823,598	5.79	$0.96	813,792
$1.00 to $4.99	832,061	7.24	$1.43	570,618
$5.00 to $15.99	565,267	8.56	$7.24	181,024
$16.00 to $21.99	1,257,477	8.81	$16.17	341,413
$22.00 to $28.44	335,939	9.73	$25.76	10,769

	3,814,342	7.86	$9.19	1,917,616

        The total estimated grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $4.7 million, $0.8 million and $0.1 million, respectively. The total intrinsic

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

value of options exercised during the years ended December 31, 2015 and 2014 was $3.6 million and $0.2 million, respectively. There were no options exercised during the year ended December 31, 2013.

  Stock Options Granted to Employees

        During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to employees and non-employee directors to purchase shares of common stock with a weighted-average grant date fair value of $12.49, $7.50 and $0.93 per share, respectively, and a weighted-average exercise price of $22.05, $7.13 and $1.40 per share, respectively. As of December 31, 2015, 2014 and 2013, there was total unrecognized compensation expense of $13.4 million, $10.9 million and $0.7 million, respectively, to be recognized over a period of approximately 2.84 years, 2.57 years and 2.48 years, respectively.

        The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.1	6.0	6.1
Expected volatility	64.1%	66.0%	76.0%
Risk-free interest rate	1.9%	1.9%	1.3%
Expected dividend rate	0.0%	0.0%	0.0%

        Expected Term:    The Company determines the expected term using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

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

        Risk-Free Interest Rate:    The Company determines the risk free interest rate based on the U.S. Treasury yield in effect at the time of the grant for zero coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

        Expected Dividend Rate:    The Company has never paid any dividends and does not anticipate paying any dividends in the foreseeable future, and therefore used an expected dividend rate of zero in the valuation model.

  Stock Options Granted to Non-employees

        Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. During the year ended December 31, 2015, the Company did not grant

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

options to non-employees. During the year ended December 31, 2014, the Company granted options to purchase 4,310 shares of common stock to persons other than employees and non-employee members of the Company's Board of Directors with an exercise price of $16.00 per share. During the year ended December 31, 2013, the Company granted options to purchase 36,031 shares of common stock to non-employees with an exercise price of $1.74 per share.

        Compensation expense related to these options during the years ended December 31, 2015, 2014, and 2013 was approximately $253,000, $304,000 and $38,000, respectively.

        The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	7.3	7.6	8.3
Expected volatility	61.3%	66.0%	72.0%
Risk-free interest rate	1.9%	2.1%	2.4%
Expected dividend rate	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

        On September 9, 2014, the Company's Board of Directors adopted and approved the 2014 Employee Stock Purchase Plan (the "2014 ESPP"), which became effective on October 2, 2014, the day that the Company's Registration Statement on Form S-1 was declared effective. The 2014 ESPP authorizes the reservation of 301,724 shares of the Company's common stock for issuance thereunder. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of the Company's common stock reserved for issuance under the 2014 ESPP will increase automatically by an amount equal to 1% of the number of shares of the Company's common stock outstanding on the preceding December 31, unless the Company's Board of Directors or compensation committee elects to authorize a lesser number of shares. The Company's Board of Directors and compensation committee did not elect a lesser number of shares on January 1, 2016. Subject to certain limitations, the Company's employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2014 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the two-year offering period. As of December 31, 2015, the Company had reserved 548,010 shares of common stock for issuance under the 2014 ESPP. Compensation expense related to the 2014 ESPP for the years ended December 31, 2015 and 2014 was approximately $417,000 and $57,000, respectively.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The fair value of each employee stock purchase right grant is estimated using the Black-Scholes option pricing model and is recognized as expense using the straight-line method. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during 2015 and 2014 was $8.03 and $5.09 per share, respectively, and was based on the following assumptions:

	Year ended December 31,
	2015	2014
Expected term (in years)	1.3	1.3
Expected volatility	56.0%	54.0%
Risk-free interest rate	0.4%	0.1%
Expected dividend rate	0.0%	0.0%

  Total Stock-Based Compensation

        Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,984	$836	$196
General and administrative	3,148	807	96

Total stock-based compensation expense	$5,132	$1,643	$292

        There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2015, 2014 and 2013.

13. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company's sole discretion. The Company made no contributions to the plan for the years ended December 31, 2015, 2014 and 2013.

14. Income Taxes

        The Company has a benefit for income taxes of $0.6 million for the year ended December 31, 2015. The benefit for income tax relates to the reduction in the deferred tax liability resulting from the impairment charge to IPR&D, which is not recognized for tax purposes. The Company had a provision for income taxes of $31,000 for the year ended December 31, 2014. The provision for income tax relates to the deferred tax liability of the Company's Canadian subsidiary as a result of a change in the Canadian corporate tax rate. There was no provision for income taxes for the year ended December 31, 2013.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2015 and 2014 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$51,703	$24,395
Depreciation and amortization	510	529
Research and development tax credits	1,910	1,345
Deferred Revenue	—	3,423
Accruals and stock-based compensation expense	2,638	1,101

Total deferred tax assets	56,761	30,793
Deferred tax asset valuation allowance	(56,761)	(30,793)

Net deferred tax assets	—	—

Deferred tax liabilities:
Acquired IPR&D	(194)	(816)

Net deferred tax assets prior to valuation allowance	(194)	(816)

Net deferred tax liabilities	$(194)	$(816)

        Reconciliations of the statutory federal income tax benefit rate to the Company's effective tax for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State tax (benefit), net of federal benefit	—	0.2	5.8
Foreign tax, net of federal benefit	(1.1)	(0.2)	(1.1)
Permanent differences	(0.8)	(0.9)	(0.4)
Research and development credits	0.7	1.2	0.9
Change in valuation allowance	(32.0)	(34.4)	(39.2)

Effective tax rate	0.8%	(0.1)%	—%

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of December 31, 2015 and 2014 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The Company's valuation allowance increased by approximately $26.0 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively.

        As of December 31, 2015, the Company had net operating loss ("NOL") carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $142.0 million, $44.2 million and $3.9 million, respectively. Of these amounts, $0.5 million and $0, respectively, represent federal and state tax deductions from stock-based compensation that will be

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

recorded as an adjustment to additional paid-in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

        As of December 31, 2015, the Company also had research and development credit carryforwards of $0.8 million, $0.8 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards has no expiration date.

        In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long- term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has experienced at least one ownership change since inception and utilization of NOL carryforwards will therefore be subject to annual limitation. In addition, the ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in its stock ownership.

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

        As the Company has a full valuation allowance against its deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to change in the next 12 months. A summary of the activity of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2012	$122
Addition based on tax position related to current year	155
Increase related to tax positions taken during a prior period	53

Balance as of December 31, 2013	330
Addition based on tax position related to current year	305

Balance as of December 31, 2014	635
Addition based on tax position related to current year	437

Balance as of December 31, 2015	$1,072

        The Company files income tax returns in the United States, California and Canada. The Company is not currently under examination by income tax authorities in federal, state, Canadian or other

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

jurisdictions. All tax returns for 2011 and later will remain open for examination by the federal, state and Canadian authorities for three, four and four years, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

        On December 18, 2015, legislation, which will extend over 50 expired provisions of the tax code, was signed into law. Among the extended provisions is the Section 41 research credit for qualified research expenditures incurred through the end of 2015, which is now a permanent tax credit. The benefit of the reinstated credit did not impact the consolidated statements of operations in the period of enactment, which was the fourth quarter of 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

15. Quarterly Results of Operations (Unaudited)

        The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
(Amounts in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue from a related party	$—	$—	$7,300	$—
Operating expenses:
Research and development	10,088	13,495	18,890	24,358
General and administrative	4,146	3,848	4,684	5,043
Impairment of intangible assets	—	—	—	2,394

Total operating expenses	14,234	17,343	23,574	31,795

Loss from operations	(14,234)	(17,343)	(16,274)	(31,795)
Interest and other income (expense), net	237	222	259	178
Interest expense	(38)	(38)	(39)	(32)
Loss on extinguishment of debt	—	—	—	(124)

Loss before taxes	(14,035)	(17,159)	(16,054)	(31,773)
(Benefit) for income taxes	—	—	—	(622)

Net loss	$(14,035)	$(17,159)	$(16,054)	$(31,151)

Net loss per share, basic and diluted	$(0.57)	$(0.69)	$(0.58)	$(1.04)

Weighted-average common shares used to compute net loss per share, basic and diluted	24,655,011	24,694,920	27,553,952	29,938,543

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Results of Operations (Unaudited) (Continued)

	2014
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III. OTHER INFORMATION.

        Certain information required by Part III is omitted from this annual report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption "Executive Officers" in Part I of this Form 10-K. The other information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on the 3rd day of March 2016.

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

Signature	Title	Date

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2016
/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2016
/s/ EUGENE A. BAUER M.D. Eugene A. Bauer	Chief Medical Officer and Director	March 3, 2016
/s/ DAVID E. COHEN, M.D., M.P.H. David E. Cohen, M.D., M.P.H.	Director	March 3, 2016

Signature	Title	Date

/s/ FRED B. CRAVES Fred B. Craves	Lead Independent Director	March 3, 2016
/s/ MATTHEW K. FUST Matthew K. Fust	Director	March 3, 2016
/s/ MARK D. MCDADE Mark D. McDade	Director	March 3, 2016
/s/ JAKE R. NUNN Jake R. Nunn	Director	March 3, 2016
/s/ WILLIAM R. RINGO William R. Ringo	Director	March 3, 2016
/s/ KATHLEEN SEBELIUS Kathleen Sebelius	Director	March 3, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-36668	3.1	11/12/2014
3.2		Restated Bylaws.	10-Q	001-36668	3.2	11/12/2014
4.1		Form of Common Stock Certificate.	S-1	333-198410	4.1	08/27/2014
4.2		Amended and Restated Investors' Rights Agreement, dated August 15, 2014, by and among the Registrant and certain of its stockholders.	S-1	333-198410	4.2	08/27/2014
10.1	#	Form of Indemnity Agreement.	S-1	333-198410	10.1	09/19/2014
10.2	#	2010 Equity Incentive Plan and forms of award agreements.	S-1	333-198410	10.2	08/27/2014
10.3	#	2014 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	10-Q	001-36668	10.3	11/12/2014
10.4	#	2014 Employee Stock Purchase Plan and form of subscription agreement.	10-Q	001-36668	10.4	11/12/2014
10.5	#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Thomas G. Wiggans.	S-1	333-198410	10.5	08/27/2014
10.6	#	Offer Letter, accepted and agreed to April 24, 2014, by and between the Registrant and Andrew L. Guggenhime.	10-K	001-36668	10.6	03/25/2015
10.7	#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Eugene A. Bauer	S-1	333-198410	10.6	08/27/2014
10.8	†	Development and Commercialisation Agreement, dated March 21, 2014, by and between the Registrant and UCB Pharma S.A.	S-1	333-198410	10.9	09/29/2014
10.9	†	Exclusive License Agreement, dated April 26, 2013, by and between the Registrant and Rose U LLC.	S-1	333-198410	10.10	09/29/2014
10.10		Loan and Security Agreement, dated December 11, 2013, as amended, by and between the Registrant and Square 1 Bank.	10-K	001-36668	10.10	03/25/2015
10.11	†	Right of First Negotiation Agreement, dated March 28, 2013, by and between the Registrant and Maruho Co., Ltd.	S-1	333-198410	10.12	09/29/2014
10.12		Lease Agreement, dated July 24, 2014, as amended, by and between the Registrant and Middlefield Park.	S-1	333-198410	10.13	09/12/2014

Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Exhibit	Filing Date
10.13		Second Amendment to Lease, dated December 4, 2015, by and between the Registrant and Middlefield Park.					X
10.14	#	Form of Severance and Change in Control Agreement.	S-1	333-198410	10.14	09/12/2014
21.1		Subsidiaries of the Registrant.					X
23.1		Consent of independent registered public accounting firm.					X
24.1		Power of Attorney (see signature page to this report).					X
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		XBRL Instance Document.					X
101.SCH		XBRL Taxonomy Extension Schema Document.					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.					X

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