Form 10-Q
period 2016-03-31
Dermira, Inc.
filed 2016-05-10
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of April 29, 2016, the registrant had 30,018,641 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.               Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,371	$107,242
Short-term investments	96,932	107,451
Prepaid expenses and other current assets	3,893	2,540
Total current assets	193,196	217,233
Property and equipment, net	460	386
Long-term investments	—	1,019
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	1,249	1,397
Total assets	$196,802	$221,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,540	$9,230
Accrued liabilities	14,101	16,666
Total current liabilities	26,641	25,896
Long-term liabilities:
Deferred revenue	10,000	10,000
Deferred tax liability	194	194
Other long-term liabilities	101	367
Total liabilities	36,936	36,457
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	30	30
Additional paid-in capital	349,272	346,590
Accumulated other comprehensive gain (loss)	48	(97)
Accumulated deficit	(189,484)	(161,048)
Total stockholders’ equity	159,866	185,475
Total liabilities and stockholders’ equity	$196,802	$221,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$22,854	$10,088
General and administrative	5,901	4,146
Total operating expenses	28,755	14,234
Loss from operations	(28,755)	(14,234)
Interest and other income, net	319	237
Interest expense	—	(38)
Net loss	$(28,436)	$(14,035)
Net loss per share, basic and diluted	$(0.95)	$(0.57)
Weighted-average common shares used to compute net loss per share, basic and diluted	29,980,283	24,655,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(28,436)	$(14,035)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	145	179
Total comprehensive loss	$(28,291)	$(13,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(28,436)	$(14,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	19
Stock-based compensation	2,594	1,094
Amortization of premiums on available-for-sale securities	412	455
Changes in assets and liabilities:
Collaboration receivable from a related party	—	7,300
Prepaid expenses and other current assets	(1,242)	(863)
Other assets	148	807
Accounts payable	3,310	1,220
Accrued liabilities	(2,565)	(1,114)
Other long-term liabilities	(266)	—
Net cash used in operating activities	(26,023)	(5,117)
Cash flows from investing activities
Purchases of available-for-sale securities	(31,681)	(23,139)
Maturities of available-for-sale securities	42,841	25,000
Purchase of property and equipment	(96)	—
Net cash provided by investing activities	11,064	1,861
Cash flows from financing activities
Net proceeds from issuances of common stock	88	42
Net cash provided by financing activities	88	42
Net decrease in cash and cash equivalents	(14,871)	(3,214)
Cash and cash equivalents at beginning of period	107,242	55,358
Cash and cash equivalents at end of period	$92,371	$52,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We were incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. We changed our name to Dermira, Inc. in September 2011. In August 2011, we acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. (“Dermira Canada”) and is our wholly owned subsidiary. We are a biopharmaceutical company dedicated to identifying, developing and commercializing innovative, differentiated therapies to improve the lives of patients with dermatologic diseases. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne. Our corporate headquarters are located in Menlo Park, California.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or any other future period. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on March 3, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued research and development expenses, goodwill, intangible assets, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Risks and Uncertainties

Our product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies prior to commercial sales in the United States or foreign jurisdictions, respectively. There can be no assurance that our current and future product candidates will receive the necessary approvals. If we are denied approval or approval is delayed, it may have a material adverse impact on our business and our financial condition.

We are subject to risks common to early-stage companies in the pharmaceutical industry, including dependence on the clinical and commercial success of our product candidates, ability to obtain regulatory approval of our product candidates, compliance with regulatory requirements, the need for substantial additional financing to achieve our goals, uncertainty of broad adoption of our approved products, if any, by physicians and patients, significant competition and ability to manage third party manufacturers, suppliers and contract research organizations (“CROs”).

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and investments. We invest our excess cash in money market funds, repurchase agreements and corporate debt. Bank deposits are held by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institution holding our cash and cash equivalents and issuers of investments to the extent recorded on the condensed consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, repurchase agreements, commercial paper, municipal bonds and corporate debt and places restrictions on the credit ratings, maturities and concentration by type and issuer.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We primarily apply the market approach for recurring fair value measurements.

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of our cash and cash equivalents, investments, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Our non-financial assets, such as intangible assets and property, plant and equipment, are only recorded at fair value if an impairment charge is recognized.

Research and Development Expenses

We expense research and development costs as they are incurred. Our research and development expenses consist primarily of costs incurred for the development of our product candidates and include: (1) expenses incurred under agreements with CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies; (2) costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations (“CMOs”); (3) salaries and related costs, including stock-based compensation and travel expenses, for personnel in research and development functions; (4) costs related to compliance with drug development regulatory requirements; (5) depreciation and other allocated facility-related and overhead expenses; and (6) licensing fees and milestone payments incurred under product license agreements.

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical, non-clinical and clinical studies, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In certain cases, we can be financially responsible for unused drug supplies at the conclusion of a trial. We accrue for the potential amounts due if they are both probable and estimable. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

Our CRO for the Cimzia Phase 3 program (“Cimzia CRO”) can earn bonuses or incur penalties based on the Cimzia CRO’s achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, we would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between our accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our condensed consolidated financial condition and results of operations.

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

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of March 31,
	2016	2015
Options to purchase common stock	4,544,319	3,446,904
Restricted stock units	136,985	—
Estimated shares issuable under the employee stock purchase plan	108,581	110,124
	4,789,885	3,557,028

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for interim and annual reporting periods during the year ending December 31, 2019 and all interim and annual reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance was initially effective for the fiscal years and interim reporting periods beginning after December 15, 2016; however, in July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). ASU 2014-09 will be effective for the first fiscal quarter of 2018, using one of two retrospective application methods. We have not selected a transition method and are currently assessing the future impact of ASU 2014-09 on our consolidated financial statements and related disclosures.

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

Level 3—Unobservable inputs that are supported by little or no market activity and reflect our best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$35	$—	$—	$35
Repurchase agreements	—	91,800	—	91,800
Corporate debt	—	96,932	—	96,932
Total financial assets	$35	$188,732	$—	$188,767

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	—	106,635	—	106,635
Corporate debt	—	108,470	—	108,470
Total financial assets	$203	$215,105	$—	$215,308

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, reported trades and broker/dealer quotes. We classify repurchase agreements and corporate debt as Level 2. There were no transfers between Level 1 and Level 2 during the periods presented.

See Note 4 for further details on the financial instruments that were measured at fair value.

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Financial assets:
Money market funds	$35	$—	$—	$35
Repurchase agreements	91,800	—	—	91,800
Corporate debt	96,884	66	(18)	96,932
Total investments	$188,719	$66	$(18)	$188,767

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	106,635	—	—	106,635
Corporate debt	108,567	17	(114)	108,470
Total investments	$215,405	$17	$(114)	$215,308

As of March 31, 2016, we did not hold any investments with a maturity exceeding one year. Unrealized losses related to investments in a continuous loss position for 12 months or more were insignificant. We do not intend to sell the securities and it is more likely than not  that the investments will be held until recovery of the amortized cost bases. There were no realized gains or losses on the available-for-sale securities during the three months ended March 31, 2016 and 2015.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Accrued outside research and development services	$11,607	$12,373
Accrued compensation	2,026	3,848
Accrued professional and consulting services	408	297
Other	60	148
	$14,101	$16,666

6. Commitments and Contingencies

Facility Lease

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement initially entered into in July 2014 and amended in September 2014 (“Initial Lease”). Pursuant to the Initial Lease, we leased approximately 18,651 square feet of space in a multi-suite building. Rent payments under the Initial Lease included base rent of approximately $97,918 per month during the first year of the lease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance, which were approximately $22,381 per month during the first year of the lease.

The Initial Lease was amended in December 2015 to provide for our lease of an additional 26,541 square feet of space in the building, commencing December 1, 2016 (“Amended Lease”). Rent payments for the additional space included base rent of approximately $135,426 per month during the first year of the lease period with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance, which are estimated to be approximately $30,954 per month during the first year of the lease period.

In April 2016, the Amended Lease was further amended to accelerate our lease commencement date for the additional space, subject to certain conditions, from December 1, 2016 to on or about May 2, 2016 with respect to approximately 2,882 square feet of the additional space, and on or about September 14, 2016 for approximately 23,659 square feet of the additional space (as further amended, “Lease”).

The Lease will expire on December 31, 2021, subject to our option to renew the lease for an additional five-year term. We may terminate the Lease with respect to approximately 8,022 square feet of space effective November 30, 2016 if on or prior to September 30, 2016 (1) the results from certain of our clinical trials are negative and, as a consequence thereof, we determine not to proceed to the next phase of development for either trial, and (2) we provide the lessor with written notice of the same and our intent to terminate the lease with respect to the two suites in the expansion space. If we exercise our termination option, we must pay a termination fee equal to six months’ rent, payable on a monthly basis commencing December 1, 2016. The termination fee is subject to reduction if the landlord leases the space during such six-month period.

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the lease agreement. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after May 1, 2019. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheet in other assets.

Rent expense for each of the three months ended March 31, 2016 and 2015 was $0.3 million. The terms of the Lease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of our agreement with our CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in our condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of March 31, 2016, we have not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in our condensed consolidated statements of operations.

Contingencies

Pursuant to the UCB agreement, we are responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia, etanercept and placebo clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. In addition to clinical trial materials used in the study, we are financially responsible for unused clinical drug supplies at the conclusion of the study. We cannot determine the exact amounts of unused clinical drug supplies until all patients have completed treatment. Based on currently available data, we estimate that the additional loss contingency related to unused clinical drug supplies over the next nine months ranges from $1.1 million to $1.8 million. As a result, we recorded a charge of $1.1 million to research and development expense for the three months ended March 31, 2016. There were no contingency losses related to unused clinical drug supplies recorded in the three months ended March 31, 2015.

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business activities. We would accrue a liability for such matters when it is probable that future expenditures would be made and such expenditures could be reasonably estimated. We are not subject to any current pending legal matters or claims.

Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future, but have not yet been made. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded to date.

7. Technology and Financing Agreements

Maruho Agreement

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our product candidates in specified territories. In connection with the entry into this agreement, Maruho paid us a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to us if we and Maruho enter into an exclusive license for any of our products. If we do not enter into such an arrangement with Maruho, we will be entitled to keep the funds without further obligation. As of March 31, 2016 and December 31, 2015, we recorded the $10.0 million as deferred revenue in our condensed consolidated balance sheets. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to our DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company (“Stiefel”), the prior licensee of such patents. In connection with this agreement, we also entered into a letter agreement with Stiefel. As of March 31, 2016, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

UCB (a Related Party) Agreement

In March 2014, we entered into a development and commercialization agreement with UCB (“UCB agreement”), a related party, which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, European Medicines Agency (“EMA”) and the Canadian federal department for health (“Health Canada”), and upon the grant of regulatory approval in the United States and Canada, for us to promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States or Canada.

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $2.9 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we recorded $1.6 million and $6.2 million in prepaid expense and other current assets and accounts payable, respectively, related to UCB. As of December 31, 2015, we recorded $0.9 million and $2.4 million in accounts payable and accrued liabilities, respectively, due to UCB.

UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, we earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, we earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2015. As a result of achieving these milestones, there is $21.4 million in remaining development milestone payments that we are eligible to receive. No collaboration revenue was recognized for the three months ended March 31, 2016 or 2015.

Under the terms of the UCB agreement, we will have the exclusive rights upon regulatory approval of the psoriasis indication to promote Cimzia to dermatologists in the United States and Canada. Following such regulatory approval, UCB will book sales and is obligated to pay us royalties representing a percentage of the annual gross profits (after subtracting the costs of certain commercialization support services to be provided by UCB) from Cimzia sales attributed to dermatologists in all indications in the United States and Canada. In each year, the royalties payable to us are tiered based upon increasing levels of annual net sales attributed to dermatologists in such year, with UCB retaining between 10% and, above $150.0 million of such annual net sales in such year, 50%, and us receiving the balance, of such annual gross profits. In addition, UCB is obligated to pay us up to an aggregate of $40.0 million upon the achievement of tiered milestones based on annual net sales of Cimzia attributed to dermatologists in the United States and Canada.

As of March 31, 2016, UCB beneficially owned 1,841,234 shares of our outstanding common stock. One of the members of our board of directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

8. Stock-Based Compensation

In 2010, we adopted the 2010 Equity Incentive Plan (“2010 Plan”), which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan, (“2014 EIP”), which became effective on October 1, 2014. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise. In September 2014, our board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014. As of March 31, 2016, we had 1,455,211 and 790,920 shares available for issuance under the 2014 EIP and 2014 ESPP, respectively.

The following table reflects a summary of stock option activity and related information for the period from December 31, 2015 through March 31, 2016:

	Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2015	3,814,342	$9.19
Options granted	773,430	25.77
Options exercised	(31,635)	2.78
Options forfeited	(11,818)	1.22
Options outstanding at March 31, 2016	4,544,319	12.08

During the three months ended March 31, 2016, we granted certain employees 136,985 restricted stock units (“RSUs”). The fair value of RSUs is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs will be recognized over their respective vesting periods. The following table reflects a summary of RSU activity under our 2014 EIP and related information for the period from December 31, 2015 through March 31, 2016:

	Outstanding RSUs	Weighted- Average Grant Date Fair Value per Share
RSUs outstanding at December 31, 2015	—	—
RSUs granted	136,985	$26.37
RSUs outstanding at March 31, 2016	136,985	26.37

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$954	$455
General and administrative	1,640	639
Total stock-based compensation expense	$2,594	$1,094

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three months ended March 31, 2016 and 2015.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2016 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to identifying, developing and commercializing innovative, differentiated therapies to improve the lives of patients with dermatologic diseases. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. (“UCB”) for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne.

Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U, LLC and Stiefel Laboratories, Inc., a GSK company (“Stiefel”), to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

Our three late-stage product candidates are:

•                  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor (“TNF inhibitor”) that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into a development and commercialization agreement with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis in December 2014. We completed enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015 and expect to announce topline results from these trials by the end of the first quarter of 2017.

•                  DRM04, a small-molecule anticholinergic product for topical application that we are developing for the treatment of primary axillary hyperhidrosis. Based on the results of a Phase 2 program comprising three randomized, double-blind, vehicle-controlled clinical trials in 341 patients and our end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in April 2015, we commenced a Phase 3 clinical program in patients with primary axillary hyperhidrosis in July 2015. We completed enrollment in the two pivotal clinical trials comprising the Phase 3 program in February 2016 and expect to announce topline results from these trials in the second quarter of 2016.

•                  DRM01, a novel, small molecule designed to inhibit sebum production following topical application that we are developing for the treatment of acne. In April 2015, we commenced a Phase 2b dose-ranging clinical study to evaluate the safety and efficacy of DRM01 in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging study, which totaled 420 patients, DRM01 demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. DRM01 was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, we plan to initiate a Phase 3 program to evaluate the safety and efficacy of DRM01 as a potential treatment for acne in adult and adolescent patients in the first half of 2017, subject to an end-of-Phase 2 meeting with the FDA.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2015.

•                  Achieved positive topline Phase 2b clinical trial results for DRM01 in patients with acne.  In May 2016, we announced positive topline results for our Phase 2b dose-ranging study for DRM01 in patients with facial acne vulgaris. The clinical study evaluated the safety and efficacy of DRM01 and demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. DRM01 was well-tolerated with adverse events primarily mild or moderate in severity.

•                  Completed patient enrollment for DRM04 Phase 3 pivotal clinical trials in patients with hyperhidrosis.  In February 2016, we completed patient enrollment in the ATMOS-1 and ATMOS-2 Phase 3 pivotal clinical trials of DRM04 in patients with primary axillary hyperhidrosis. The DRM04 Phase 3 program consists of two identical, randomized, double-blind, vehicle-controlled studies, ATMOS-1 and ATMOS-2, which collectively enrolled 697 patients. The program is designed to assess the safety and efficacy of DRM04 compared to vehicle to support a potential New Drug Application submission to the FDA. The Phase 3 program also includes an open-label study, ARIDO, assessing the long-term safety of DRM04.

•                  Completed patient enrollment for DRM01 Phase 2b clinical program in patients with acne.  In January 2016, we completed patient enrollment in the DRM01 Phase 2b clinical trial. The DRM01 Phase 2b trial was a randomized, multi-center, double-blind, parallel-group, vehicle-controlled study that enrolled 420 patients. The study was designed to assess the safety and efficacy of DRM01 compared to vehicle. The goal of the program was to establish the optimal dose for a potential Phase 3 program.

Financial Overview

For the three months ended March 31, 2016, net loss increased 103% to $28.4 million from $14.0 million for the three months ended March 31, 2015. No revenue was recognized for the three months ended March 31, 2016 or 2015. Research and development expenses increased 127% to $22.9 million for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to the advancement of our product candidates. General and administrative expenses increased 42% to $5.9 million for the three months ended March 31, 2016 compared to the same period in 2015, driven by headcount growth and an increase in incentive compensation expenses.

As of March 31, 2016, we had cash and cash equivalents and investments of $189.3 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our initial public offering and follow-on public offering. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd., we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties for the development or license of those product candidates.

We have never been profitable and may never be profitable. As of March 31, 2016, we had an accumulated deficit of $189.5 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$22,854	$10,088	$12,766	127%
General and administrative	5,901	4,146	1,755	42
Total operating expenses	28,755	14,234	14,521	102
Loss from operations	(28,755)	(14,234)	(14,521)	102
Interest and other income, net	319	237	82	35
Interest expense	—	(38)	38	*
Net loss	$(28,436)	$(14,035)	$(14,401)	103%

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of March 31,	Three Months Ended March 31,
	2016	2016	2015	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$9,714	$3,769	$5,945
DRM04 (2)	Phase 3	5,056	1,183	3,873
DRM01 (3)	Phase 2b	2,975	1,906	1,069
Other research and development expenses (4)		98	26	72
Internal costs		5,011	3,204	1,807
Total research and development expenses		$22,854	$10,088	$12,766

(1)         In December 2014, we commenced a Phase 3 clinical program for Cimzia.

(2)         In July 2015, we commenced a Phase 3 clinical program for DRM04.

(3)         In May 2016, we announced topline results from the Phase 2b study and plan to initiate a Phase 3 program in the first half of 2017, subject to an end-of-Phase 2 meeting with the FDA.

(4)         Amount consists of costs for early-stage product candidates since discontinued.

Research and development expenses increased $12.8 million, or 127%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a $10.9 million increase in external costs to advance our Cimzia, DRM04 and DRM01 product candidates and a $1.8 million increase in internal costs related primarily to headcount growth and incentive compensation expenses.

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

General and administrative expenses increased $1.8 million, or 42%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was due to an increase in personnel-related expenses resulting from headcount growth and incentive compensation expenses.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount and support our operations as a public company.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

On November 2, 2015, we filed a shelf registration on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to an aggregate offering of $300 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities, and/or units consisting of some or all of these securities. The shelf registration also provides that we may issue and sell up to an aggregate offering of $75 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of March 31, 2016, no sales had been made under this at-the-market sales agreement and $75 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

As of March 31, 2016, we had $189.3 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of March 31, 2016, we had an accumulated deficit of $189.5 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(26,023)	$(5,117)
Investing activities	11,064	1,861
Financing activities	88	42
Net decrease in cash and cash equivalents	$(14,871)	$(3,214)

Operating Activities.  Net cash used in operating activities was $26.0 million for the three months ended March 31, 2016 and consisted primarily of our net loss of $28.4 million and a $0.6 million increase in net operating assets, offset by $3.0 million in non-cash charges. The increase in net operating assets was driven primarily by a $2.6 million decrease in accrued liabilities and a $1.2 million increase in prepaid expenses and other current assets, partially offset by a $3.3 million increase in accounts payable. Non-cash charges included $2.6 million of stock-based compensation expense and $0.4 million of amortization of premiums on available-for-sale securities. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2015 and consisted primarily of our net loss of $14.0 million, partially offset by a $7.4 million decrease in net operating assets and $1.5 million in non-cash charges. Non-cash charges included $1.1 million of stock-based compensation expense and $0.4 million of amortization of premiums on available-for-sale securities. The decrease in net operating assets was driven primarily by receipt of a collaboration receivable from a related party of $7.3 million in the first quarter of 2015.

Investing Activities.  Net cash provided by investing activities for the three months ended March 31, 2016 was $11.1 million, which resulted primarily from proceeds from maturities of investments of $42.8 million, partially offset by purchases of investments of $31.7 million. Net cash provided by investing activities for the three months ended March 31, 2015 was $1.9 million, which resulted from proceeds from maturities of investments of $25.0 million, partially offset by purchases of investments of $23.1 million.

Financing Activities.  Net cash provided by financing activities was $88,000 and $42,000 for the three months ended March 31, 2016 and 2015, respectively, related to the exercise of employee stock options.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of March 31, 2016 are sufficient to meet our anticipated cash requirements through 2017. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act, and do not have any holdings in variable interest entities.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of March 31, 2016, we had cash and cash equivalents and investments of $189.3 million, which consisted of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt obligations as of March 31, 2016.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact was immaterial for the three months ended March 31, 2016 and March 31, 2015 and are included in interest and other income, net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies.

ITEM 4.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016, we began using a new enterprise resource planning (“ERP”) system for financial reporting and purchasing. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

Our operations and financial results are subject to numerous risks and uncertainties, including those described below, which may have a material and adverse effect on our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates.

Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. for the treatment of moderate-to-severe chronic plaque psoriasis; DRM04, in Phase 3 development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and DRM01, in Phase 2b development for the treatment of acne vulgaris, or acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. For more information about risks under our development and commercialization agreement with UCB (“UCB agreement”), see “—Risks Related to Our Collaboration with UCB.” In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•                  the ability to raise additional capital on acceptable terms, or at all;

•                  timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•                  whether we are required by the U.S. Food and Drug Administration (“FDA”) or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

•                  the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”);

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $28.4 million and $14.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $189.5 million.

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

As of March 31, 2016, we had capital resources consisting of cash and cash equivalents and investments of $189.3 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

As of March 31, 2016, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

The UCB agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency (“EMA”) as established by Regulation (EC) 2309/93 and Regulation (EC) 726/2004, and the Canadian federal department for health (“Health Canada”) up to a specified amount that is greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. Delays in the commencement, enrollment and completion of clinical trials, including as a result of regulatory requirements, could substantially increase our product development costs. We do not know whether our planned clinical trials will begin on time or will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain development and regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position. The costs associated with product development can increase for a variety of reasons, including:

•                  the terms of agreements with prospective contract research organizations (“CROs”) and trial sites, which can be subject to extensive negotiation and may vary significantly among different CROs, trial sites and other third-party contractors;

•                  identification and maintenance of a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs;

•                  withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•                  inability to obtain institutional review board (“IRB”) approval to conduct a clinical trial at prospective sites;

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

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient (“API”) through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. As a result, safety and efficacy can be difficult to establish. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the dosage form for DRM04 is an API-saturated wipe, and we are not aware of previous FDA approvals of prescription drug wipes. In addition, it is possible that the FDA may require more short-term exposure of individuals to DRM04 than we currently anticipate collecting in our safety database. If we are required to expose additional individuals to DRM04 in order to establish a safety database sufficient for approval, approval of DRM04, if at all, could be delayed and our costs could increase.

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

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application (“NDA”), biologics license application, (“BLA”) or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

To gain approval to market a biologic product such as Cimzia or a new drug such as DRM04 or DRM01, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic and new drug products involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in the Phase 2 clinical trial for Cimzia in moderate-to-severe chronic plaque psoriasis, a six-point physical global assessment (“PGA”) scale was used, and in our Phase 3 clinical trials, we are using a five-point PGA scale similar to the scale that was used to support the approval of Cosentyx. As a result, data from our Phase 2 clinical trial may not accurately predict Phase 3 results. For DRM04, the results of our Phase 2 clinical trials may not accurately predict results in our Phase 3 clinical trials, which will have larger numbers of patients and will use a different tool to measure our patient-reported outcomes than that used as the primary endpoint in our Phase 2 trials. In addition, for DRM04, the FDA commented that it believes that we may not have identified the optimal dose and concentration for use in our Phase 3 trials. If the FDA determines that we have not provided sufficient dose response information to select the dose to study in our Phase 3 trials, then approval of DRM04, if at all, could be delayed and our costs could increase. Even for a drug such as Cimzia that has been approved for multiple indications, regulatory review processes are lengthy and uncertain.

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

Conducting a Phase 3 clinical trial is a complicated process. Although our employees have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company have not completed a Phase 3 clinical trial, and as a result may require more time and incur greater costs than we anticipate. For example, we commenced the Phase 3 clinical program for Cimzia in December 2014 and commenced the Phase 3 clinical program for DRM04 in July 2015. Failure to complete, or delays in, our planned Phase 3 clinical trials would prevent us from or delay us in obtaining regulatory approval of and commercializing our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments and commercializing Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and DRM04 for primary axillary hyperhidrosis, which would adversely impact our financial performance.

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

•                  any FDA requirement to undertake a risk evaluation and mitigation strategy (“REMS”);

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of health care products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter (“OTC”) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Amgen Inc., Anacor Pharmaceuticals, Inc.,  Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Brickell Biotech, Inc., Celgene International, Eirion Therapeutics, Inc., Eisai Co., Ltd., Galderma S.A., GlaxoSmithKline LLC (“GSK”), Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novartis International AG, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injectable products such as Cosentyx, Enbrel, Humira, Remicade, Stelara and Taltz, which may limit the market size for Cimzia.

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

Even if Cimzia for the treatment of psoriasis achieves regulatory approval, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference the FDA’s prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior determinations in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for the other indications.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. The FDA approved the first biosimilar product in the United States in May 2015. In the European Union, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued since 2005. In January 2016, Samsung Bioepis was granted marketing approval by the European Commission for Benepali, an etanercept biosimilar referencing Enbrel, for the treatment of adults with moderate-to-severe rheumatoid arthritis, psoriatic arthritis, non-radiographic axial spondyloarthritis and plaque psoriasis. In addition, biosimilar product candidates in Phase 3 development by other companies include biosimilar versions of adalimumab, a biosimilar version of etanercept and biosimilar versions of infliximab. If Cimzia receives marketing approval for the treatment of moderate-to-severe chronic plaque psoriasis, we expect competition from potential future biosimilars. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of Cimzia. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

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

Use of subjective assessments of efficacy by patients, including patient-reported outcome assessments (“PROs”) in our DRM04 clinical trials may delay the development of DRM04 or increase our development costs.

Due to the difficulty of objectively measuring the symptoms of hyperhidrosis, subjective assessments of efficacy by patients are expected to have an important role in the development and regulatory approval of our DRM04 product candidate. Subjective assessments, such as PROs, involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, from patient to patient and from site to site within a clinical trial. Furthermore, in our Phase 2 clinical program, we have used an existing tool, the Hyperhidrosis Disease Severity Scale (“HDSS”), which the FDA has determined is not a validated PRO, and a new PRO, the Axillary Sweating Daily Diary (“ASDD”), which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. We are using the new ASDD PRO, along with an objective measure, sweat production, for the primary assessment of efficacy in our planned Phase 3 clinical program for DRM04. The FDA may determine that we have not demonstrated that our objective endpoint of sweat production is a clinically meaningful endpoint, potentially making additional clinical trials necessary which would delay the development of DRM04 and increase our costs.

Any product candidates that we commercialize, or that any partner with which we may collaborate commercializes, will be subject to ongoing and continued regulatory review. Failure to comply with applicable regulatory requirements could have a material adverse impact on our business.

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or other REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”) requirements and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. For example, if we obtain regulatory approval for Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis, we expect that regulatory authorities will require us to include the same box warning regarding increased risk of serious infections that may lead to hospitalization or death and a potential association with increased cancer risk in TNF inhibitors, of which Cimzia is one, that is currently included in labeling for Cimzia for the treatment of other indications. Results of clinical trials could reveal a high and unacceptable severity and prevalence of one or more of these side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications. In addition, the FDA recently created a Tracked Safety Issue (“TSI”) for all TNF inhibitors, including Cimzia, based on a potential signal of psychiatric and nervous system disorders including: anxiety, hallucination, paranoia, psychotic disorder, cognitive impairment, depression, and suicide/suicidal ideation. This TSI may have an impact on our development program or the labeling for Cimzia. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

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

At any time, we may decide to discontinue the development of any of our product candidates other than Cimzia or not to continue commercializing one or more of our approved product candidates other than Cimzia for a variety of reasons, including the appearance of new technologies that make our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. We are, however, required to develop and commercialize Cimzia in accordance with our obligations to UCB regardless of the potential return on our investment with respect to Cimzia.

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

If the FDA concludes that our DRM04 product candidate does not satisfy the requirements under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“Section 505(b)(2)”), or if the requirements for our DRM04 product candidate under Section 505(b)(2) are not as we expect, the approval pathway for our DRM04 product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, any of which may adversely impact our business, financial condition, operating results and prospects.

We are currently developing our DRM04 product candidate and we currently intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. DRM04 is a topical formulation of a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant either does not own or has not obtained a right of reference. Reliance on certain findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA could expedite the DRM04 development program by potentially decreasing the amount of non-clinical or clinical data that we would need to generate in order to obtain FDA approval. Conversely, if certain relevant findings we intend to reference in our NDA are delayed or are not completed and incorporated into the label of the anticholinergic agent to allow for reference in our NDA as we expect, the submission of our NDA for DRM04 may be delayed.

DRM04 differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between DRM04 and the approved product the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional  non-clinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval, which would substantially increase the time and financial resources required to obtain FDA approval for DRM04 and entail significantly greater complications and risks than anticipated. If this were to occur, our business, financial condition, operating results and prospects may be adversely impacted.

Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot provide assurances that our product candidate will receive the requisite approvals for commercialization.

Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. In addition, Section 505(b)(2) NDAs are subject to potential data or marketing exclusivity rights that reward certain research performed by the sponsors of previously approved drugs.  The exercise of such exclusivity rights can delay FDA approval of a Section 505(b)(2) NDA, or certain proposed product uses, for a period ranging from three to seven years, depending on the type of exclusivity earned.  It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act”). It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which are expected to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

•                  the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. UCB is solely responsible for and controls all aspects of the manufacture, distribution and supply of Cimzia. For more information about risks related to the manufacture of Cimzia, see “—Risks Related to Our Collaboration with UCB.” Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. In particular, we are dependent on our current suppliers of the nonwoven material and foil in our DRM04 finished product, and any need to find and qualify new suppliers for these materials would adversely affect our business. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

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

•                  natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to the business operations of our contract manufacturers and suppliers; and

•                  latent defects that may become apparent after product has been released and which may result in recall and destruction of product.

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

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. The market for discretionary medical products and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider certain of our product candidates to be discretionary, and if full reimbursement for such products is not available, demand for these products may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our products and making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we plan to market our products primarily in the United States, our partners have extensive global operations, indirectly exposing us to additional risk.

Our ability to utilize our net operating loss (“NOL”) carryforwards and research and development income tax credit carryforwards may be limited.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the U.S. Patent and Trademark Office (“USPTO”) after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects. For example, any dispute with UCB relating to compliance with the terms of the UCB agreement could lead to delays in, or termination of, the development and commercialization of Cimzia for the treatment of psoriasis and time-consuming and expensive arbitration. See also “—Risks Related to Our Collaboration with UCB.”

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

•                  a court prohibiting us from selling or licensing the product or using the technology at issue unless the third party licenses its intellectual property rights to us, which it is not required to do;

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

Prior to our initial public offering (“IPO”) in October 2014, there had not been a public market for our common stock. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission (“SEC”) and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

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

For the period from January 1, 2015 through March 31, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $35.42 per share. Because our stock price has been volatile, investing in our common stock is risky.

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock, impede our ability to raise future capital and holders may have difficulty selling their shares based on current trading volumes of our stock.

Our stock is currently traded on The NASDAQ Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. The trading volume of our stock tends to be low and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2016, we had 30,004,480 shares of common stock outstanding, and stockholders holding at least 10% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 37% of such shares. If stockholders holding substantial blocks of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we furnished a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015 in our Annual Report on Form 10-K filed with the SEC on March 3, 2016. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years from the date of our IPO in October 2014. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Risks associated with use of our recently implemented company-wide enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We recently completed implementation of a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. To reap the benefits of our ERP system, we were required to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems with the ERP system, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If the system does not operate as intended, our business, results of operations and internal controls over financial reporting may be adversely affected.

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

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. Up to $75 million of the maximum aggregate offering price of $300 million under the registration statement may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock pursuant to a sales agreement between us and Cowen and Company, LLC (“Cowen”). Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. If we sell common stock, preferred stock, convertible securities and other equity securities in transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of March 31, 2016, our directors and executive officers, together with their affiliates, beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended March 31, 2016 that we have not previously reported.

Use of Proceeds from Initial Public Offering

On October 2, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement on Form S-1 (File No. 333-198410) effective for our initial public offering, which closed on October 8, 2014, pursuant to which we sold an aggregate of 7,812,500 shares of our common stock at a price to the public of $16.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 3, 2014.

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

*                                         As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Dermira, Inc. under the Securities Act of 1933, as amended (“Securities Exchange Act of 1934”) as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 10, 2016.

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

*                                   As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Dermira, Inc. under the Securities Act of 1933, as amended (“Securities Exchange Act of 1934”) as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.