Form 10-Q
period 2016-06-30
Dermira, Inc.
filed 2016-08-08
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the registrant had 35,379,851 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,981	$107,242
Short-term investments	86,880	107,451
Prepaid expenses and other current assets	5,464	2,540
Total current assets	303,325	217,233
Property and equipment, net	435	386
Long-term investments	—	1,019
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	969	1,397
Total assets	$306,626	$221,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,796	$9,230
Accrued liabilities	16,591	16,666
Total current liabilities	25,387	25,896
Long-term liabilities:
Deferred revenue	10,000	10,000
Deferred tax liability	194	194
Other long-term liabilities	123	367
Total liabilities	35,704	36,457
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	30
Additional paid-in capital	488,083	346,590
Accumulated other comprehensive gain (loss)	43	(97)
Accumulated deficit	(217,239)	(161,048)
Total stockholders’ equity	270,922	185,475
Total liabilities and stockholders’ equity	$306,626	$221,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$21,668	$13,495	$44,522	$23,583
General and administrative	6,373	3,848	12,274	7,994
Total operating expenses	28,041	17,343	56,796	31,577
Loss from operations	(28,041)	(17,343)	(56,796)	(31,577)
Interest and other income, net	286	222	605	459
Interest expense	—	(38)	—	(76)
Net loss	$(27,755)	$(17,159)	$(56,191)	$(31,194)
Net loss per share, basic and diluted	$(0.89)	$(0.69)	$(1.84)	$(1.26)
Weighted-average common shares used to compute net loss per share, basic and diluted	31,088,757	24,694,920	30,534,694	24,675,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(27,755)	$(17,159)	$(56,191)	$(31,194)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(5)	(67)	140	112
Total comprehensive loss	$(27,760)	$(17,226)	$(56,051)	$(31,082)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(56,191)	$(31,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	37
Stock-based compensation	5,055	2,207
Amortization of premiums on available-for-sale securities	788	981
Changes in assets and liabilities:
Collaboration receivable from a related party	—	7,300
Prepaid expenses and other current assets	(2,812)	(936)
Other assets	156	790
Accounts payable	(434)	80
Accrued liabilities	(75)	948
Other long-term liabilities	(244)	557
Net cash used in operating activities	(53,703)	(19,230)
Cash flows from investing activities
Purchases of available-for-sale securities	(33,784)	(28,861)
Maturities of available-for-sale securities	54,614	25,000
Purchase of property and equipment	(103)	(51)
Net cash provided by (used in) investing activities	20,727	(3,912)
Cash flows from financing activities
Net proceeds from issuances of common stock	136,715	497
Net cash provided by financing activities	136,715	497
Net increase (decrease) in cash and cash equivalents	103,739	(22,645)
Cash and cash equivalents at beginning of year	107,242	55,358
Cash and cash equivalents at end of period	$210,981	$32,713

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

On June 13, 2016, we closed an underwritten public offering pursuant to a registration statement on Form S-3 (“Shelf Offering”) of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $28.00 per share. The gross proceeds to us from the Shelf Offering were $144.9 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million, were approximately $135.6 million.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or any other future period. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and investments. We invest our excess cash in money market funds, repurchase agreements and corporate debt. Bank deposits are held primarily by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institution holding our cash and cash equivalents and issuers of investments to the extent recorded on the condensed consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, repurchase agreements, commercial paper, municipal bonds and corporate debt and places restrictions on the credit ratings, maturities and concentration by type and issuer.

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

Offering Costs

Offering costs, consisting of legal, accounting, filing and other directly related fees from each public offering of shares of our common stock, are offset against proceeds from such public offering. Offering costs incurred prior to the completion of an offering are initially recorded in other assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering.

Research and Development Expenses

We expense research and development costs as they are incurred. Our research and development expenses consist primarily of costs incurred for the development of our product candidates and include: (1) expenses incurred under agreements with CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies; (2) costs to acquire, develop and manufacture supplies for clinical trials and other studies, including fees paid to contract manufacturing organizations; (3) salaries and related costs, including stock-based compensation and travel expenses, for personnel in research and development functions; (4) costs related to compliance with drug development regulatory requirements; (5) depreciation and other allocated facility-related and overhead expenses; and (6) licensing fees and milestone payments incurred under product or data license agreements.

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical, non-clinical and clinical studies, and manufacturing development, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on our estimate of actual work completed in accordance with the respective agreements. In certain cases, we can be financially responsible for unused drug supplies at the conclusion of a trial. We accrue for the potential amounts due if they are both probable and estimable. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between our accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our condensed consolidated financial condition and results of operations.

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

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of June 30,
	2016	2015
Options to purchase common stock	4,544,787	3,518,205
Restricted stock units	136,275	—
Estimated shares issuable under the employee stock purchase plan	85,380	111,680
	4,766,442	3,629,885

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for interim and annual reporting periods during the year ending December 31, 2018 and all interim and annual reporting periods thereafter. We are currently evaluating the impact that the adoption of ASU 2016-01 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$118,969	$—	$—	$118,969
Repurchase agreements	—	90,950	—	90,950
Corporate debt	—	86,880	—	86,880
Total financial assets	$118,969	$177,830	$—	$296,799

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	—	106,635	—	106,635
Corporate debt	—	108,470	—	108,470
Total financial assets	$203	$215,105	$—	$215,308

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Financial assets:
Money market funds	$118,969	$—	$—	$118,969
Repurchase agreements	90,950	—	—	90,950
Corporate debt	86,837	50	(7)	86,880
Total investments	$296,756	$50	$(7)	$296,799

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$203	$—	$—	$203
Repurchase agreements	106,635	—	—	106,635
Corporate debt	108,567	17	(114)	108,470
Total investments	$215,405	$17	$(114)	$215,308

As of June 30, 2016, we did not hold any investments with a maturity exceeding one year. Unrealized losses related to investments in a continuous loss position for 12 months or more were insignificant. We do not intend to sell the securities and it is more likely than not that the investments will be held until recovery of the amortized cost bases. There were no realized gains or losses on the available-for-sale securities during the three or six months ended June 30, 2016 or 2015.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Accrued outside research and development services	$12,844	$12,373
Accrued compensation	2,958	3,848
Accrued professional and consulting services	763	297
Other	26	148
	$16,591	$16,666

6. Commitments and Contingencies

Facility Lease

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement initially entered into in July 2014 and amended in September 2014 (“Initial Lease”). Pursuant to the Initial Lease, we leased 18,651 square feet of space in a multi-suite building. Rent payments under the Initial Lease included base rent of $97,918 per month during the first year of the Initial Lease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance, which were $22,381 per month during the first year of the Initial Lease.

The Initial Lease was amended in December 2015 to provide for our lease of an additional 26,541 square feet of space in the building, commencing December 1, 2016 (“Amended Lease”). Rent payments for the additional space included base rent of $135,426 per month during the first year of the Amended Lease period with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance, which are estimated to be $30,954 per month during the first year of the Amended Lease period.

In April 2016, the Amended Lease was further amended to accelerate our lease commencement date for the additional space, subject to certain conditions, from December 1, 2016 to (1) May 2, 2016 with respect to 2,882 square feet of the additional space, and (2) on or about September 14, 2016 with respect to 23,659 square feet of the additional space (as further amended, “Lease”). The Lease will expire on December 31, 2021, subject to our option to renew the Lease for an additional five-year term.

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after May 1, 2019. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheet in other assets.

Rent expense was $0.4 million for each of the three months ended June 30, 2016 and 2015 and $0.8 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The terms of the Lease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of our agreement with our CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in our condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of June 30, 2016, we have not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in our condensed consolidated statements of operations.

Contingencies

Pursuant to a development and commercialization agreement we entered into with UCB, a related party, in March 2014 (“UCB agreement”), we are responsible for paying all development costs specified under the UCB agreement and incurred in connection with the development plan up to a specified amount that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia, etanercept and placebo clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. In addition to clinical trial materials used in the study, we are financially responsible for unused clinical drug supplies at the conclusion of the study. We cannot determine the exact amounts of unused clinical drug supplies until all patients have completed treatment. Based on currently available data, we estimate that the additional loss contingency related to unused clinical drug supplies ranges from $0.4 million to $0.8 million. As a result, we recorded a charge of $0.4 million to research and development expense for the three months ended June 30, 2016 for the loss contingency related to unused clinical drug supplies. For the six months ended June 30, 2016, we recorded a charge of $1.5 million to research and development expense for the loss contingency related to unused clinical drug supplies. There were no contingency losses related to unused clinical drug supplies recorded in the three and six months ended June 30, 2015.

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

7. Technology and Financing Agreements

Maruho Agreement

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. Under the terms of the agreement, we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our product candidates in specified territories. In connection with the entry into this agreement, Maruho paid us a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to us if we and Maruho enter into an exclusive license for any of our products. If we do not enter into such an arrangement with Maruho, we will be entitled to keep the funds without further obligation. As of June 30, 2016 and December 31, 2015, we recorded the $10.0 million as deferred revenue in our condensed consolidated balance sheets. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to our DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company (“Stiefel”), the prior licensee of such patents. In connection with this agreement, we also entered into a letter agreement with Stiefel. As of June 30, 2016, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

UCB (a Related Party) Agreement

In March 2014, we entered into the UCB agreement which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, European Medicines Agency (“EMA”) and the Canadian federal department for health (“Health Canada”), and upon the grant of regulatory approval in the United States and Canada, for us to promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States or Canada.

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $1.5 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we recorded $2.2 million in prepaid expense and other current assets and $3.6 million in accounts payable related to UCB. As of December 31, 2015, we recorded $0.9 million and $2.4 million in accounts payable and accrued liabilities, respectively, due to UCB.

UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. In December 2014, we earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, we earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2015. As a result of achieving these milestones, there is $21.4 million in remaining development milestone payments that we are eligible to receive. No collaboration revenue was recognized for the three or six months ended June 30, 2016 or 2015.

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

As of June 30, 2016, UCB beneficially owned 1,841,234 shares of our outstanding common stock. One of the members of our board of directors is an Executive Vice President and the Chief Operating Officer of UCB S.A.

8. Stock-Based Compensation

In 2010, we adopted the 2010 Equity Incentive Plan (“2010 Plan”), which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan (“2014 EIP”), which became effective on October 1, 2014. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise. In September 2014, our board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014. As of June 30, 2016, we had 1,326,804 and 758,176 shares reserved and available for future issuance under the 2014 EIP and 2014 ESPP, respectively.

The following table reflects a summary of stock option activity and related information for the period from December 31, 2015 through June 30, 2016:

	Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2015	3,814,342	$9.19
Options granted	926,640	25.95
Options exercised	(160,284)	2.06
Options forfeited	(35,911)	18.16
Options outstanding at June 30, 2016	4,544,787	12.79

During the six months ended June 30, 2016, we granted certain employees 136,985 restricted stock units (“RSUs”). The fair value of RSUs is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs will be recognized over their respective vesting periods. The following table reflects a summary of RSU activity under our 2014 EIP and related information for the period from December 31, 2015 through June 30, 2016:

	Outstanding RSUs	Weighted- Average Grant Date Fair Value per Share
RSUs outstanding at December 31, 2015	—	—
RSUs granted	136,985	$26.37
RSUs forfeited	(710)	26.37
RSUs outstanding at June 30, 2016	136,275	26.37

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$990	$404	$1,944	$859
General and administrative	1,471	709	3,111	1,348
Total stock-based compensation expense	$2,461	$1,113	$5,055	$2,207

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three or six months ended June 30, 2016 or 2015.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2016 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U, LLC and Stiefel Laboratories, Inc., a GSK company, to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology.

Our three late-stage product candidates are:

•                  Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into a development and commercialization agreement with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis in December 2014. We completed enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015 and expect to announce topline results from these trials on a sequential basis beginning in the fourth quarter of 2016 through the first quarter of 2017.

•                  DRM04, a small-molecule anticholinergic product for topical application that we are developing for the treatment of primary axillary hyperhidrosis. We commenced a Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis in July 2015. We completed enrollment in the two pivotal clinical trials, ATMOS-1 and ATMOS-2, comprising the Phase 3 program in February 2016 and announced positive topline results from these trials in June 2016. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent patients (ages nine and older). In the ATMOS-2 trial, DRM04 demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, DRM04 demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the intent-to-treat population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the U.S. Food and Drug Administration (“FDA”), DRM04 demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, DRM04 was generally well-tolerated with side effects that were primarily mild to moderate in severity. Based on these results, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of DRM04. The NDA submission is targeted for the second half of 2017 and is subject to the completion of the open-label ARIDO Phase 3 trial expected by the end of 2016, other registration-enabling activities and a pre-NDA meeting with the FDA.

•                  DRM01, a novel, small molecule designed to inhibit sebum production following topical application that we are developing for the treatment of acne. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of DRM01 in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, DRM01 demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. DRM01 was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, we plan to initiate a Phase 3 program to evaluate the safety and efficacy of DRM01 as a potential treatment for acne in adult and adolescent patients (ages nine and older) in the first half of 2017, subject to an end-of-Phase 2 meeting with the FDA.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2015.

•                  Closed public offering of common stock. In June 2016, we closed an underwritten public offering pursuant to a registration statement on Form S-3 (“Shelf Offering”) of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $28.00 per share. The gross proceeds to us from the Shelf Offering were $144.9 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million, were approximately $135.6 million.

•                  Announced topline Phase 3 pivotal clinical trial results for DRM04 in patients with hyperhidrosis. In June 2016, we announced topline results from our Phase 3 ATMOS-1 and ATMOS-2 pivotal trials for DRM04, a topical anticholinergic product candidate in development for patients with primary axillary hyperhidrosis. The clinical trials evaluated the safety and efficacy of DRM04 compared to vehicle. Consistent with the results of an earlier Phase 2b trial, DRM04 was generally well-tolerated with side effects that were primarily mild to moderate in severity.

•                  Announced topline Phase 2b clinical trial results for DRM01 in patients with acne.  In May 2016, we announced topline results for our Phase 2b dose-ranging study for DRM01 in patients with facial acne vulgaris. The clinical study evaluated the safety and efficacy of DRM01 and demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. DRM01 was well-tolerated with adverse events primarily mild or moderate in severity.

•                  Completed patient enrollment for DRM04 Phase 3 pivotal clinical trials in patients with hyperhidrosis.  In February 2016, we completed patient enrollment in the ATMOS-1 and ATMOS-2 Phase 3 pivotal clinical trials of DRM04 in patients with primary axillary hyperhidrosis. The ATMOS-1 and ATMOS-2 Phase 3 trials were designed as identical, randomized, double-blind, vehicle-controlled studies to assess the safety and efficacy of DRM04 compared to vehicle to support a potential New Drug Application submission to the FDA. A total of 697 patients were enrolled in the two trials.

•                  Completed patient enrollment for DRM01 Phase 2b clinical program in patients with acne.  In January 2016, we completed patient enrollment in the DRM01 Phase 2b clinical trial. The DRM01 Phase 2b trial was a randomized, multi-center, double-blind, parallel-group, vehicle-controlled study that enrolled 420 patients. The study was designed to assess the safety and efficacy of DRM01 compared to vehicle and to establish the optimal dose for a potential Phase 3 program.

Financial Overview

For the three months ended June 30, 2016, net loss increased 62% to $27.8 million from $17.2 million for the three months ended June 30, 2015. No revenue was recognized for the three months ended June 30, 2016 or 2015. Research and development expenses increased 61% to $21.7 million for the three months ended June 30, 2016 compared to the same period in 2015 due primarily to increased external costs related to our Cimzia and DRM04 programs. General and administrative expenses increased 66% to $6.4 million for the three months ended June 30, 2016 compared to the same period in 2015, driven primarily by headcount growth and an increase in incentive compensation expenses.

For the six months ended June 30, 2016, net loss increased 80% to $56.2 million from $31.2 million for the six months ended June 30, 2015. No revenue was recognized for the six months ended June 30, 2016 or 2015. Research and development expenses increased 89% to $44.5 million for the six months ended June 30, 2016 compared to the same period in 2015 due primarily to the advancement of our product candidates. General and administrative expenses increased 54% to $12.3 million for the six months ended June 30, 2016 compared to the same period in 2015, driven by headcount growth and an increase in incentive compensation expenses.

As of June 30, 2016, we had cash and cash equivalents and investments of $297.9 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our initial public offering and subsequent public offerings. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd., we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties for the development or license of those product candidates.

We have never been profitable and may never be profitable. As of June 30, 2016, we had an accumulated deficit of $217.2 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or licensing agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$21,668	$13,495	$8,173	61%	$44,522	$23,583	$20,939	89%
General and administrative	6,373	3,848	2,525	66	12,274	7,994	4,280	54
Total operating expenses	28,041	17,343	10,698	62	56,796	31,577	25,219	80
Loss from operations	(28,041)	(17,343)	(10,698)	62	(56,796)	(31,577)	(25,219)	80
Interest and other income, net	286	222	64	29	605	459	146	32
Interest expense	—	(38)	38	*	—	(76)	76	*
Net loss	$(27,755)	$(17,159)	$(10,596)	62%	$(56,191)	$(31,194)	$(24,997)	80%

* Percentage not meaningful

Research and Development.  Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for conducting clinical studies and developing and manufacturing clinical trial supplies, and internal expenses consisting primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development expenses to operations as they are incurred.

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of Development as of June 30,	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$7,533	$5,301	$2,232	$17,247	$9,070	$8,177
DRM04 (2)	Phase 3	6,925	3,238	3,687	11,981	4,421	7,560
DRM01 (3)	Phase 2b	1,521	1,752	(231)	4,497	3,658	839
Other research and development expenses (4)		(13)	34	(47)	84	59	25
Internal costs		5,702	3,170	2,532	10,713	6,375	4,338
Total research and development expenses		$21,668	$13,495	$8,173	$44,522	$23,583	$20,939

(1)         In December 2014, we commenced a Phase 3 clinical program for Cimzia.

(2)         In June 2016, we announced topline results from the pivotal trials of the Phase 3 program and plan to submit an NDA to the FDA for potential approval of DRM04 in the second half of 2017, subject to the completion of the open-label ARIDO Phase 3 trial expected by the end of 2016, other registration-enabling activities and a pre-NDA meeting with the FDA.

(3)         In May 2016, we announced topline results from the Phase 2b study and plan to initiate a Phase 3 program in the first half of 2017, subject to an end-of-Phase 2 meeting with the FDA.

(4)         Amount consists of costs for early-stage product candidates since discontinued.

Research and development expenses increased by $8.2 million, or 61%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $5.9 million increase in external costs to advance our Cimzia and DRM04 product candidates, which includes costs for licensing of certain non-clinical and pre-clinical study data related to DRM04, and a $2.5 million increase in internal costs related primarily to headcount growth and incentive compensation expenses.

Research and development expenses increased $20.9 million, or 89%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was due to a $16.6 million increase in external costs to advance our Cimzia, DRM04 and DRM01 product candidates and a $4.3 million increase in internal costs related primarily to headcount growth and incentive compensation expenses.

We expect our research and development expenses to increase relative to comparable prior year periods as we continue development of our product candidates. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates as well as the related regulatory requirements and manufacturing costs.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased $2.5 million, or 66%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was due to increases in personnel-related expenses, which resulted from headcount growth and incentive compensation expenses, and market research and planning costs.

General and administrative expenses increased $4.3 million, or 54%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was due to increases in personnel-related expenses, which resulted from headcount growth and incentive compensation expenses, and market research and planning costs.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates and increase our headcount.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

On November 2, 2015, we filed a shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. On June 13, 2016, we sold 5,175,000 shares of our common stock in our Shelf Offering pursuant to a registration statement on Form S-3 and received gross proceeds of $144.9 million and net proceeds, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million, of approximately $135.6 million. The shelf registration also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of June 30, 2016, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

As of June 30, 2016, we had $297.9 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, repurchase agreements and corporate debt. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of June 30, 2016, we had an accumulated deficit of $217.2 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(53,703)	$(19,230)
Investing activities	20,727	(3,912)
Financing activities	136,715	497
Net increase (decrease) in cash and cash equivalents	$103,739	$(22,645)

Operating Activities.  Net cash used in operating activities was $53.7 million for the six months ended June 30, 2016 and consisted of a net loss of $56.2 million and a $3.4 million increase in net operating assets, partially offset by $5.9 million in non-cash charges. The increase in net operating assets consisted of a $2.8 million increase in prepaid expenses and other current assets and a $0.8 million decrease in accounts payable, accrued liabilities and other long-term liabilities, partially offset by a $0.2 million decrease in other assets. Non-cash charges primarily included $5.1 million of stock-based compensation expense and $0.8 million of amortization of premiums on available-for-sale securities. Net cash used in operating activities was $19.2 million for the six months ended June 30, 2015 and consisted of a net loss of $31.2 million, partially offset by an $8.7 million decrease in net operating assets and $3.2 million in non-cash charges. The decrease in net operating assets was driven primarily by receipt of a collaboration receivable from a related party of $7.3 million in the first quarter of 2015 and a $1.0 million increase in accounts payable and accrued liabilities related primarily to higher clinical trial accruals. Non-cash charges primarily included $2.2 million of stock-based compensation expense and $1.0 million of amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash provided by investing activities for the six months ended June 30, 2016 was $20.7 million, which resulted primarily from proceeds from maturities of short-term investments of $54.6 million, partially offset by purchases of short-term investments of $33.8 million. Net cash used in investing activities for the six months ended June 30, 2015 was $3.9 million, which resulted primarily from purchases of investments of $28.9 million, partially offset by proceeds from maturities of short-term investments of $25.0 million.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2016 was $136.7 million, which resulted primarily from net proceeds from our Shelf Offering of $135.6 million. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2015 and related to proceeds from purchases under our employee stock purchase plan and stock option exercises under our equity incentive plans.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of June 30, 2016 are sufficient to meet our anticipated cash requirements through at least 2017. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of June 30, 2016, we had cash and cash equivalents and investments of $297.9 million, which consisted of money market funds, repurchase agreements and corporate debt. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt obligations as of June 30, 2016.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact was immaterial for the six months ended June 30, 2016 and June 30, 2015 and are included in interest and other income, net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies.

ITEM 4.                                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $56.2 million and $31.2 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $217.2 million.

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

As of June 30, 2016, we had capital resources consisting of cash and cash equivalents and investments of $297.9 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

As of June 30, 2016, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our lead product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

•                  inability to fully enroll clinical trials; and

•                  lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from patient enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

Clinical drug development for our product candidates is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization.

Clinical drug development for our product candidates is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. Our product candidates are in various stages of development. While we expect that clinical trials for these product candidates will continue for several years, these clinical trials may take significantly longer than expected to complete. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

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

To gain approval to market a biologic product such as Cimzia or a new drug such as DRM04 or DRM01, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic products, including a drug such as Cimzia that has been approved for multiple indications, and new drug products involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in the Phase 2 clinical trial for Cimzia in moderate-to-severe chronic plaque psoriasis, a six-point physical global assessment (“PGA”) scale was used, and in our Phase 3 clinical trials, we are using a five-point PGA scale similar to the scale that was used to support the approval of Cosentyx. As a result, data from our Phase 2 clinical trial may not accurately predict Phase 3 results. In addition, in one of the two DRM04 Phase 3 trials, DRM04 demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of DRM04, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our DRM04 Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

•                  the FDA or the applicable foreign regulatory body may disagree with the design, implementation, choice of dose, analysis plans, or interpretation of the outcome of one or more clinical trials;

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

•                  the FDA or the applicable foreign regulatory agency may approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested;

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

To oversee the parties’ activities in the collaboration, the UCB agreement provides for the establishment of a joint steering committee, joint development team, joint development committee, joint commercialization team and joint commercialization committee on which we each have representation, and while the parties have agreed to make committee decisions by consensus, UCB has final decision-making authority for the overall regulatory, development and commercialization strategy for Cimzia, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, safety and pharmacovigilance.

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

We have never completed a Phase 3 clinical program or prepared, or obtained approval of, an NDA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our product candidates. Failure to successfully complete any of these activities in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Conducting a Phase 3 clinical program and preparing, and obtaining approval of, an NDA submission or equivalent foreign filing are complicated processes. Although our employees have conducted Phase 3 clinical programs and prepared, and obtained approvals of, NDAs and equivalent foreign filings in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. We commenced the Phase 3 clinical program for Cimzia in December 2014, commenced the Phase 3 clinical program for DRM04 in July 2015 and plan to commence a Phase 3 clinical program for DRM01 in the first half of 2017.  Failure to successfully complete, or delays in, our Phase 3 clinical programs would prevent us from or delay us in obtaining regulatory approval for our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments. Additionally, failure to complete or obtain, or delays in completing or obtaining, our NDA submissions for DRM04 or DRM01 or approval thereof, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance.

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

We are uncertain whether the market for injectable biologics for the treatment of moderate-to-severe plaque psoriasis, including off-label use of other injectable biologics for the treatment of psoriasis, has peaked or may still grow and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe chronic plaque psoriasis. In particular, Cimzia’s administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira or Enbrel. Even if approved for moderate-to-severe chronic plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other tumor necrosis factor-alpha inhibitors (“TNF inhibitors”) or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling.

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

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Amgen Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Brickell Biotech, Inc., Celgene International, Eirion Therapeutics, Inc., Eisai Co., Ltd., Galderma S.A., GlaxoSmithKline LLC (“GSK”), Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novartis International AG, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical

Industries Ltd. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

Even if Cimzia for the treatment of psoriasis achieves regulatory approval, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This pathway allows competitors to reference the FDA’s prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior determinations in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for the other indications.

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

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or other REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”) requirements and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB agreement. If such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we would be obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones if and when such milestones are achieved. This could make an acquisition of us by any such company economically unattractive, potentially prohibitively so. Among the companies that we are aware are currently clinically developing or commercializing biologic TNF inhibitors are AbbVie, Amgen, Baxter International Inc., Boehringer Ingelheim, Biogen Idec Inc., Eisai, GSK, Hospira, Inc., Johnson & Johnson, Merck, Mitsubishi Tanabe Pharma Corporation, Mylan, Novartis AG, Pfizer, Ranbaxy Laboratories Limited, Takeda and Teva. Additional companies may develop or commercialize a biologic TNF inhibitor in the future. The resulting unlikelihood of an acquisition of us by these companies may reduce our future strategic options and the likelihood of our stockholders participating in a company sale transaction that could be financially attractive to them.

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

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials and other aspects of product development. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of the Board, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Operating Officer and Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; and our Vice President, Corporate Development and Strategy,

Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

•                  delays in the commencement, patient enrollment and the timing of clinical testing for our product candidates;

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

For the period from January 1, 2015 through June 30, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $35.42 per share. Because our stock price has been volatile, investing in our common stock is risky.

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock, impede our ability to raise future capital and holders may have difficulty selling their shares based on current trading volumes of our stock.

Our stock is currently traded on The NASDAQ Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. The trading volume of our stock tends to be low and we have several stockholders who hold a significant number of shares. If there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

As of June 30, 2016, we had 35,340,873 shares of common stock outstanding, and stockholders holding approximately 10% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 34% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Additionally, approximately 9.1 million shares are currently restricted as a result of lock-up agreements entered into in connection with our underwritten public offering of shares of our common stock in June 2016 (“Shelf Offering”) and will become eligible for sale in the public market on September 6, 2016, subject to the provisions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If a large number of shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we furnished a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015 in our Annual Report on Form 10-K filed with the SEC on March 3, 2016. However, for as long as we are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Risks associated with use of our recently implemented company-wide enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We recently completed implementation of a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. To reap the benefits of our ERP system, we were required to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems with the ERP system, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If the ERP system does not operate as intended, our business, results of operations and internal controls over financial reporting may be adversely affected.

We incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Stock Market, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has made and will increasingly make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will continue to need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

If we sell additional shares of our common stock or securities convertible into our common stock in the future, the percentage ownership of our stockholders will be diluted.

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. In June 2016, pursuant to the Shelf Offering, we sold 5,175,000 shares of our common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $28.00 per share. The gross proceeds to us from the Shelf Offering were $144.9 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million, were approximately $135.6 million. Furthermore, pursuant to a sales agreement between us and Cowen and Company, LLC (‘‘Cowen’’), common stock with an aggregate offering price of up to $75.0 million may be issued and sold pursuant to an ‘‘at-the-market’’ offering for sales of our common stock. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the sales agreement. If we sell additional common stock, preferred stock, convertible securities and other equity securities in future transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of June 30, 2016, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended June 30, 2016 that we have not previously reported.

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Third Amendment to Lease, dated April 29, 2016, by and between the Registrant and Middlefield Park.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 8, 2016.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	Third Amendment to Lease, dated April 29, 2016, by and between the Registrant and Middlefield Park.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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