Form 10-Q
period 2016-09-30
Dermira, Inc.
filed 2016-11-07
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had 35,603,622 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,656	$107,242
Short-term investments	186,266	107,451
Collaboration and license receivable	25,000	—
Prepaid expenses and other current assets	6,586	2,540
Total current assets	273,508	217,233
Property and equipment, net	413	386
Long-term investments	34,722	1,019
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	961	1,397
Total assets	$311,501	$221,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,226	$9,230
Accrued liabilities	19,175	16,666
Deferred revenue, current	3,298	—
Total current liabilities	28,699	25,896
Long-term liabilities:
Deferred revenue, non-current	31,583	10,000
Deferred tax liability	194	194
Other long-term liabilities	156	367
Total liabilities	60,632	36,457
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	36	30
Additional paid-in capital	493,681	346,590
Accumulated other comprehensive loss	(99)	(97)
Accumulated deficit	(242,749)	(161,048)
Total stockholders’ equity	250,869	185,475
Total liabilities and stockholders’ equity	$311,501	$221,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration and license revenue	$119	$7,300	$119	$7,300
Operating expenses:
Research and development	17,784	18,890	62,306	42,473
General and administrative	8,276	4,684	20,550	12,678
Total operating expenses	26,060	23,574	82,856	55,151
Loss from operations	(25,941)	(16,274)	(82,737)	(47,851)
Interest and other income, net	431	259	1,036	718
Interest expense	—	(39)	—	(115)
Net loss	$(25,510)	$(16,054)	$(81,701)	$(47,248)
Net loss per share, basic and diluted	$(0.72)	$(0.58)	$(2.54)	$(1.84)
Weighted-average common shares used to compute net loss per share, basic and diluted	35,429,586	27,553,952	32,178,234	25,645,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(25,510)	$(16,054)	$(81,701)	$(47,248)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(142)	77	(2)	189
Total comprehensive loss	$(25,652)	$(15,977)	$(81,703)	$(47,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(81,701)	$(47,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	55
Stock-based compensation	7,920	3,668
Amortization of premiums on available-for-sale securities	1,267	1,515
Common stock issued in connection with license agreement	1,453	—
Changes in assets and liabilities:
Collaboration and license receivable	(25,000)	—
Prepaid expenses and other current assets	(3,154)	(628)
Other assets	164	794
Accounts payable	(3,014)	1,164
Accrued liabilities	2,509	5,998
Other long-term liabilities	(211)	575
Deferred revenue	24,881	—
Net cash used in operating activities	(74,798)	(34,107)
Cash flows from investing activities
Purchases of available-for-sale securities	(194,710)	(41,618)
Maturities of available-for-sale securities	80,031	36,155
Purchase of property and equipment	(105)	(80)
Net cash used in investing activities	(114,784)	(5,543)
Cash flows from financing activities
Net proceeds from issuances of common stock	137,996	104,568
Net cash provided by financing activities	137,996	104,568
Net increase (decrease) in cash and cash equivalents	(51,586)	64,918
Cash and cash equivalents at beginning of year	107,242	55,358
Cash and cash equivalents at end of period	$55,656	$120,276

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

On June 13, 2016, we closed an underwritten public offering pursuant to a registration statement on Form S-3 (“Shelf Offering”) of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $28.00 per share. The gross proceeds to us from the Shelf Offering were $144.9 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million, were $135.6 million.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or any other future period. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Revenue Recognition

We generate revenue from collaboration and license agreements related to the development and commercialization of our product candidates. We recognize revenue when persuasive evidence of an arrangement exists, services have been performed or products have been delivered, the fee is fixed and determinable and collection is reasonably assured. Collaboration and license agreements may include non-refundable upfront payments or reimbursement of research and development costs, contingent consideration payments based on achievement of defined milestones, and royalties on sales of commercialized products. Performance obligations under collaboration and license agreements may include the transfer of intellectual property rights, such as licenses, obligations to provide research and development services, product supply and regulatory approval services, and to participate on certain development and commercialization committees. Upfront payments are generally recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over the estimated period of performance that is consistent with the terms of the obligations contained in the collaboration and license agreements. We regularly review the estimated periods of performance based on the progress made under each arrangement. The estimated performance period may change over the course of an arrangement’s term. Such a change could have a material impact on the amount of revenue recorded in future periods.

Multiple Element Arrangements

To determine the appropriate revenue recognition for payments to us under our collaboration and license agreements with multiple element arrangements, we evaluate whether the non-contingent deliverables of an arrangement represent separate units of accounting or a single unit of accounting. For non-contingent deliverables of an arrangement to represent separate units of accounting, the delivered elements each must have standalone value to the customer. Factors to determine standalone value include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered separate units of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

Milestones and Other Contingent Payments

We have adopted the milestone method as described in Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone would be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either our performance or a specific outcome resulting from our performance; and (3) if achieved, the event would result in additional payments being due us. Contingent payments that do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If we have no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

We evaluate whether milestones meet all of the following conditions to be considered substantive: (1) the consideration is commensurate with either of (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. Substantive milestones are recognized as revenue upon achievement of the milestone and when collectability is reasonably assured.

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

We are subject to risks common to early-stage companies in the pharmaceutical industry, including dependence on the clinical and commercial success of our product candidates, ability to obtain regulatory approval of our product candidates, compliance with regulatory requirements, the need for substantial additional financing to achieve our goals, uncertainty of broad adoption of our approved products, if any, by physicians and patients, significant competition and ability to manage third-party manufacturers, suppliers and contract research organizations (“CROs”).

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, investments and receivables under our collaboration and license agreements. We invest our excess cash in money market funds, commercial paper, repurchase agreements, corporate debt and U.S. Government agency securities. Bank deposits are held primarily by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institution holding our cash and cash equivalents and issuers of investments to the extent recorded on the condensed consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, repurchase agreements, commercial paper, municipal bonds and corporate debt and places restrictions on the credit ratings, maturities and concentration by type and issuer.

Collaboration and license receivables are typically unsecured. Accordingly, we may be exposed to credit risk generally associated with our collaboration and license agreements. To date, we have not experienced any losses related to these receivables.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We primarily apply the market approach for recurring fair value measurements.

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of our cash and cash equivalents, investments, collaboration and license receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Our non-financial assets, such as intangible assets and property, plant and equipment, are recorded at fair value and adjusted if an impairment charge is recognized.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. To date, there have been no material differences between our accrued estimated expenses and the actual clinical trial expenses. However, variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our condensed consolidated financial condition and results of operations.

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

The following outstanding dilutive potential shares of common stock were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of September 30,
	2016	2015
Options to purchase common stock	4,460,024	3,718,828
Restricted stock units	147,634	—
Estimated shares issuable under the employee stock purchase plan	82,972	110,463
	4,690,630	3,829,291

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$8,879	$—	$—	$8,879
Corporate debt	—	163,840	—	163,840
Repurchase agreements	—	22,000	—	22,000
U.S. Government agency securities	—	39,479	—	39,479
Commercial paper	—	41,664	—	41,664
Total financial assets	$8,879	$266,983	$—	$275,862

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$203	$—	$—	$203
Corporate debt	—	108,470	—	108,470
Repurchase agreements	—	106,635	—	106,635
Total financial assets	$203	$215,105	$—	$215,308

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, reported trades and broker/dealer quotes. We classify corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper as Level 2. There were no transfers between Level 1 and Level 2 during the periods presented.

See Note 4 for further details on the financial instruments that were measured at fair value.

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$8,879	$—	$—	$8,879
Corporate debt	163,945	13	(118)	163,840
Repurchase agreements	22,000	—	—	22,000
U.S. Government agency securities	39,473	8	(2)	39,479
Commercial paper	41,664	—	—	41,664
Total investments	$275,961	$21	$(120)	$275,862

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$203	$—	$—	$203
Corporate debt	108,567	17	(114)	108,470
Repurchase agreements	106,635	—	—	106,635
Total investments	$215,405	$17	$(114)	$215,308

As of September 30, 2016, we did not hold any investments with a maturity exceeding two years. Unrealized losses related to investments in a continuous loss position for 12 months or more were insignificant. We do not intend to sell the securities and it is more likely than not that the investments will be held until recovery of the amortized cost bases. There were no realized gains or losses on the available-for-sale securities during the three or nine months ended September 30, 2016 or 2015.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued outside research and development services	$13,864	$12,373
Accrued compensation	4,468	3,848
Accrued professional and consulting services	766	297
Other	77	148
Total accrued liabilities	$19,175	$16,666

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

The Initial Lease was amended in December 2015 to provide for our lease of an additional 26,541 square feet of space in the building, commencing December 2016 (“Amended Lease”). Rent payments for the additional space included base rent of $135,426 per month during the first year of the Amended Lease period with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance, which are estimated to be $30,954 per month during the first year of the Amended Lease period.

The Amended Lease was further amended to accelerate our lease commencement date for the additional space, subject to certain conditions, from December 2016 to (1) May 2016 with respect to 2,882 square feet of the additional space, and (2) October 2016 with respect to 23,659 square feet of the additional space (as further amended, “Lease”). The Lease will expire on December 31, 2021, subject to our option to renew the Lease for an additional five-year term.

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after June 1, 2019. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheet in other assets.

Rent expense was $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The terms of the Lease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

CRO Agreement

Per the terms of our agreement with our CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in our condensed consolidated balance sheet until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of September 30, 2016, we have not recognized an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in our condensed consolidated statements of operations.

Contingencies

Pursuant to a development and commercialization agreement we entered into with UCB, a related party, in March 2014 (“UCB Agreement”), we are responsible for paying all development costs specified under the UCB Agreement and incurred in connection with the development plan up to a specified amount that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia, etanercept and placebo clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. In addition to clinical trial materials used in the study, we are financially responsible for unused clinical drug supplies at the conclusion of the study. We cannot determine the exact amounts of unused clinical drug supplies until all patients have completed treatment. Based on currently available data, we estimate that the additional loss contingency related to unused clinical drug supplies is $0.1 million. As a result, we recorded a charge of $0.1 million to research and development expense for the three months ended September 30, 2016 for the loss contingency related to unused clinical drug supplies. For the nine months ended September 30, 2016, we recorded a charge of $1.6 million to research and development expense for the loss contingency related to unused clinical drug supplies. There were no contingency losses related to unused clinical drug supplies recorded in the three and nine months ended September 30, 2015.

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

7. Technology and Financing Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”). Under the terms of the agreement, we provided Maruho Co., Ltd. (“Maruho”) with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our product candidates in specified territories. In connection with the entry into the Maruho Right of First Negotiation Agreement, Maruho paid us a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to us if we and Maruho enter into an exclusive license for any of our products. If we do not enter into such an arrangement with Maruho, we will be entitled to keep the funds without further obligation. As of September 30, 2016 and December 31, 2015, we recorded the $10.0 million related to the Maruho Right of First Negotiation Agreement as deferred revenue in our condensed consolidated balance sheets related to this agreement. The revenue will be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

In September 2016, we entered into an Exclusive License Agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize DRM04 for the treatment of hyperhidrosis in Japan (“Maruho DRM04 Agreement”). Pursuant to the terms of the Maruho DRM04 Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho DRM04 Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost. The Maruho DRM04 Agreement is unrelated to, and the exclusive license of DRM04 in Japan to Maruho was not subject to the terms of, the existing Maruho Right of First Negotiation Agreement.

We identified the following non-contingent deliverables under the Maruho DRM04 Agreement: (1) the transfer of intellectual property rights (the “license”), and (2) the supply of drug materials for clinical development purposes. We concluded that the license is not a separate unit of accounting because Maruho cannot obtain benefit from the use of the license rights for their intended purpose without the product supplied by us. Even if Maruho elects to establish its own supply of drug product, it must rely upon us to supply the drug substance necessary for Maruho’s development because Maruho does not have the right to manufacture the drug substance. We determined that neither of the deliverables has standalone value and, therefore, the deliverables are accounted for as one combined unit of accounting, with the upfront payment recognized as revenue on a straight-line basis over the estimated period of performance of approximately eight years.

Milestone payments under the Maruho DRM04 Agreement could total up to $70.0 million. The achievement of any and all milestones is dependent solely upon the results of Maruho’s activities and, therefore, the milestones are not deemed to be substantive. If regulatory approval for DRM04 is achieved and the product is commercialized in Japan, we would recognize any royalty revenue received from Maruho based on Maruho’s net sales of the drug product in Japan.

Unless earlier terminated, the Maruho DRM04 Agreement will remain in effect until the later of: (1) expiration or abandonment of the last valid claim of the applicable patent rights in Japan; (2) expiration of any market exclusivity in Japan granted by the applicable regulatory authority; and (3) 15 years following the date of the first commercial sale of the drug product in Japan.

For both the three and nine months ended September 30, 2016, we recognized collaboration and license revenue of $0.1 million related to the $25.0 million upfront payment received in connection with the Maruho DRM04 Agreement. In addition, as of September 30, 2016, we recorded a collaboration and license receivable of $25.0 million and deferred revenue of $24.9 million.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U, LLC to license certain patents, patent applications and know-how related to our DRM04 program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company (“Stiefel”), the prior licensee of such patents. In connection with this agreement, we also entered into a letter agreement with Stiefel. As of September 30, 2016, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

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

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $0.7 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $5.1 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we recorded $2.6 million in prepaid expense and other current assets and $0.7 million in accounts payable related to UCB. As of December 31, 2015, we recorded $0.9 million and $2.4 million in accounts payable and accrued liabilities, respectively, due to UCB.

UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. The UCB Agreement has two deliverables that represent two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of execution of the UCB Agreement, potential future payments eligible to be received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, any milestone payment would be recognized in its entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Any royalties and sales-based milestone payments would be recognized as revenue when earned and realizable.

In December 2014, we earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration and license revenue in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, we earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration and license revenue in the consolidated statements of operations for the three and nine months ended September 30, 2015. As a result of achieving these milestones, there is $21.4 million in remaining development milestone payments that we are eligible to receive. No collaboration and license revenue from UCB was recognized for the three or nine months ended September 30, 2016.

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

As of September 30, 2016, UCB beneficially owned 1,841,234 shares of our outstanding common stock. Pursuant to the UCB Agreement, UCB is entitled to designate one member to our board of directors, subject to the terms of the UCB Agreement. Mark McDade, who most recently served as an Executive Vice President and the Chief Operating Officer of UCB S.A., is currently serving as UCB’s designee to our board of directors.

8. Stock-Based Compensation

In 2010, we adopted the 2010 Equity Incentive Plan (“2010 Plan”), which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan (“2014 EIP”), which became effective on October 1, 2014. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise. In September 2014, our board of directors approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014. As of September 30, 2016, we had 1,206,496 and 758,176 shares reserved and available for future issuance under the 2014 EIP and 2014 ESPP, respectively.

The following table reflects a summary of stock option activity and related information for the period from December 31, 2015 through September 30, 2016:

	Outstanding Options	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2015	3,814,342	$9.19
Options granted	1,042,390	26.60
Options exercised	(342,771)	4.95
Options forfeited	(53,937)	21.60
Options outstanding at September 30, 2016	4,460,024	13.44

During the nine months ended September 30, 2016, we granted certain employees 161,985 restricted stock units (“RSUs”). The fair value of RSUs is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs will be recognized over their respective vesting periods. The following table reflects a summary of RSU activity under our 2014 EIP and related information for the period from December 31, 2015 through September 30, 2016:

	Outstanding RSUs	Weighted- Average Grant Date Fair Value per Share
RSUs outstanding at December 31, 2015	—	—
RSUs granted	161,985	$27.14
RSUs vested and settled	(13,641)	26.37
RSUs forfeited	(710)	26.37
RSUs outstanding at September 30, 2016	147,634	27.21

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,020	$541	$2,964	$1,401
General and administrative	1,845	920	4,956	2,267
Total stock-based compensation expense	$2,865	$1,461	$7,920	$3,668

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the three or nine months ended September 30, 2016 or 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2016 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Since our founding in 2010, we have executed three transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U, LLC and Stiefel Laboratories, Inc., a GSK company (“Stiefel”), to obtain rights to intellectual property related to DRM04 for the treatment of hyperhidrosis. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology (“UCB Agreement”).

Our three late-stage product candidates are:

•

Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into the UCB Agreement to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada. We commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis in December 2014. We completed patient enrollment in the three clinical trials comprising the Phase 3 program in September 2015, November 2015 and December 2015. In October 2016, we announced positive topline results for CIMPASI-2, the first of the three clinical trials to complete patient enrollment. In the CIMPASI-2 trial, Cimzia demonstrated statistically significant improvements for both co-primary endpoints compared to placebo at both treatment doses. We expect to announce topline results from the remaining two Phase 3 trials on a sequential basis by the end of the first quarter of 2017.

•

DRM04, a small-molecule anticholinergic product for topical application that we are developing for the treatment of primary axillary hyperhidrosis. We commenced a Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis in July 2015. We completed patient enrollment in the two pivotal clinical trials, ATMOS-1 and ATMOS-2, comprising the Phase 3 program in February 2016 and announced positive topline results from these trials in June 2016. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent patients (ages nine and older). In the ATMOS-2 trial, DRM04 demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, DRM04 demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the intent-to-treat population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the U.S. Food and Drug Administration (“FDA”), DRM04 demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, DRM04 was generally well-tolerated with side effects that were primarily mild to moderate in severity. Based on these results, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of DRM04. The NDA submission is targeted for the second half of 2017 and is subject to the completion of the open-label ARIDO Phase 3 trial expected by the end of 2016, other registration-enabling activities and a pre-NDA meeting with the FDA.

•

DRM01, a novel, small molecule designed to inhibit sebum production following topical application that we are developing for the treatment of acne. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of DRM01 in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed patient enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, DRM01 demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. DRM01 was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results and an end-of-Phase 2 meeting with the FDA, we plan to initiate a Phase 3 program to evaluate the safety and efficacy of DRM01 as a potential treatment for acne in adult and adolescent patients (ages nine and older) in the first half of 2017.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2015.

•

Presented data from DRM01 and DRM04 clinical programs.  In October 2016, data were presented from our Phase 2b dose-ranging study for DRM01 in patients with facial acne vulgaris and our Phase 3 clinical program for DRM04 in patients with primary axillary hyperhidrosis.

•

Announced topline results from the first of three Phase 3 trials for Cimzia in patients with psoriasis. In October 2016, we announced positive topline results from CIMPASI-2, a Phase 3, multi-center, placebo-controlled clinical trial evaluating the efficacy and safety of Cimzia in adult patients with moderate-to-severe chronic plaque psoriasis and one of three Phase 3 trials comprising the Cimzia Phase 3 program. In the trial, CIMPASI-2 demonstrated statistically significant improvements for both co-primary endpoints compared to placebo at both treatment doses.

•

Licensed DRM04 to Maruho for hyperhidrosis in Japan. In September 2016, we entered into a license agreement pursuant to which we granted Maruho Co., Ltd. (“Maruho”) an exclusive license to develop and commercialize DRM04 for the treatment of hyperhidrosis in Japan (“Maruho DRM04 Agreement”). Maruho is responsible for funding all development and commercial costs for the program in Japan. In connection with this agreement, we received an upfront payment of $25.0 million. We are eligible to receive potential additional payments totaling up to $70.0 million contingent on the achievement of certain milestones associated with submission and approval of a marketing application and certain sales thresholds, as well as royalty payments representing up to a low double-digit percentage of net product sales, in Japan.

•

Acquired option to license exclusive rights for up to three early-stage programs from Takeda. In September 2016, we announced an agreement with Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to which we acquired the right to evaluate and conduct research on Takeda compounds directed to each of three biological targets and an option to license exclusive worldwide rights to selected compounds from each of these three programs (“Takeda Agreement”). In exchange for these rights, we paid Takeda an upfront fee of $1.5 million, issued in the form of shares of our common stock. If we exercise our option for any program, we would obtain an exclusive, worldwide license to develop and commercialize selected compounds from that program for the topical treatment of dermatologic diseases and be obligated to pay Takeda an option exercise fee and potential milestone and royalty payments.

•

Completed end-of-Phase 2 meeting for DRM01. In September 2016, we held an end-of-Phase 2 meeting with the FDA for our DRM01 program based on the results of our Phase 2b study and in advance of initiation of a Phase 3 program.

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

Financial Overview

For the three months ended September 30, 2016, net loss increased 59% to $25.5 million from $16.1 million for the three months ended September 30, 2015. We recognized collaboration and license revenue of $0.1 million related to the Maruho DRM04 Agreement for the three months ended September 30, 2016 and $7.3 million for the achievement of a substantive milestone pursuant to the UCB Agreement for the three months ended September 30, 2015. Research and development expenses decreased 6% to $17.8 million for the three months ended September 30, 2016 compared to the same period in 2015, driven primarily by a reduction in clinical trial activities for our product candidates, partially offset by growth in internal costs and other research and development expenses. General and administrative expenses increased 77% to $8.3 million for the three months ended September 30, 2016 compared to the same period in 2015, driven primarily by headcount growth and associated expenses and a transaction advisory fee paid in connection with the Maruho DRM04 Agreement.

For the nine months ended September 30, 2016, net loss increased 73% to $81.7 million from $47.2 million for the nine months ended September 30, 2015. We recognized collaboration and license revenue of $0.1 million related to the Maruho DRM04 Agreement for the nine months ended September 30, 2016 and $7.3 million for the achievement of a substantive milestone pursuant to the UCB Agreement for the nine months ended September 30, 2015. Research and development expenses increased 47% to $62.3 million for the nine months ended September 30, 2016 compared to the same period in 2015, driven primarily by the advancement of our Cimzia and DRM04 product candidates. General and administrative expenses increased 62% to $20.6 million for the nine months ended September 30, 2016 compared to the same period in 2015, driven primarily by headcount growth and associated expenses.

As of September 30, 2016, we had cash and cash equivalents and investments of $276.6 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our initial public offering and subsequent public offerings. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration or license agreements with third parties for the development or license of those product candidates.

We have never been profitable and may never be profitable. As of September 30, 2016, we had an accumulated deficit of $242.7 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentages)
Collaboration and license revenue	$119	$7,300	$(7,181)	*	$119	$7,300	$(7,181)	*
Operating expenses:
Research and development	17,784	18,890	(1,106)	(6)	62,306	42,473	19,833	47
General and administrative	8,276	4,684	3,592	77	20,550	12,678	7,872	62
Total operating expenses	26,060	23,574	2,486	11	82,856	55,151	27,705	50
Loss from operations	(25,941)	(16,274)	(9,667)	59	(82,737)	(47,851)	(34,886)	73
Interest and other income, net	431	259	172	66	1,036	718	318	44
Interest expense	—	(39)	39	*	—	(115)	115	*
Net loss	$(25,510)	$(16,054)	$(9,456)	59%	$(81,701)	$(47,248)	$(34,453)	73%

*	Percentage not meaningful

Revenue.  Our revenue has been comprised of upfront and milestone payments in connection with the UCB Agreement and the Maruho DRM04 Agreement.

We recognized $0.1 million in collaboration and license revenue for the three and nine months ended September 30, 2016 related to the $25.0 million upfront payment pursuant to the Maruho DRM04 Agreement. We recognized $7.3 million in collaboration and license revenue for the three and nine months ended September 30, 2015 for the achievement of a milestone, the completion of patient enrollment in the first Phase 3 clinical trial for Cimzia, pursuant to the UCB Agreement.

Research and Development.  Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for conducting clinical studies and developing and manufacturing clinical trial supplies, and internal expenses consisting primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development costs as they are incurred.

The following table summarizes our research and development expenses incurred during the respective periods:

	Development as of	Three Months Ended			Nine Months Ended
	September 30,	September 30,			September 30,
	2016	2016	2015	$ Change	2016	2015	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia (1)	Phase 3	$5,668	$7,775	$(2,107)	$22,915	$16,845	$6,070
DRM04 (2)	Phase 3	3,526	4,672	(1,146)	15,507	9,093	6,414
DRM01 (3)	Phase 2b	1,066	2,492	(1,426)	5,563	6,149	(586)
Other research and development expenses (4)		1,464	19	1,445	1,548	78	1,470
Internal costs		6,060	3,932	2,128	16,773	10,308	6,465
Total research and development expenses		$17,784	$18,890	$(1,106)	$62,306	$42,473	$19,833

(1)

In December 2014, we commenced a Phase 3 clinical program for Cimzia. In October 2016, we announced topline results for CIMPASI-2, the first of the three clinical trials in the Phase 3 program to complete patient enrollment. We expect to announce topline results from the remaining two Phase 3 trials on a sequential basis by the end of the first quarter of 2017.

(2)

In June 2016, we announced topline results from the pivotal trials of the Phase 3 program and plan to submit an NDA to the FDA for potential approval of DRM04 in the second half of 2017, subject to the completion of the open-label ARIDO Phase 3 trial expected by the end of 2016, other registration-enabling activities and a pre-NDA meeting with the FDA.

(3)	In May 2016, we announced topline results from the DRM01 Phase 2b study and plan to initiate a Phase 3 program in the first half of 2017.
(4)	The amounts for the three and nine months ended September 30, 2016 consist primarily of $1.5 million in upfront consideration related to the Takeda Agreement.

Research and development expenses decreased $1.1 million, or 6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was due to a $4.7 million decrease in external costs resulting from the reduction in clinical trial activities for our product candidates, partially offset by a $2.1 million increase in internal costs related to headcount growth and associated expenses and a $1.5 million increase in other research and development costs related to the upfront payment pursuant to the Takeda Agreement.

Research and development expenses increased $19.8 million, or 47%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was due to an $11.9 million increase in external costs primarily to advance our Cimzia and DRM04 product candidates, a $6.5 million increase in internal costs related primarily to headcount growth and associated expenses and a $1.5 million increase in other research and development costs related to the upfront payment pursuant to the Takeda Agreement.

We expect our research and development expenses to increase as we continue to advance our existing product candidates and due to our goal to continue to add to our portfolio of product candidates. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates, related regulatory requirements and manufacturing costs, and the timing and cost of potential additions to our portfolio of product candidates.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased $3.6 million, or 77%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was due to headcount growth and associated expenses and a transaction advisory fee paid in connection with the Maruho DRM04 Agreement.

General and administrative expenses increased $7.9 million, or 62%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was due to headcount growth and associated expenses and a transaction advisory fee paid in connection with the Maruho DRM04 Agreement.

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

On November 2, 2015, we filed a shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. On June 13, 2016, we sold 5,175,000 shares of our common stock in our Shelf Offering pursuant to a registration statement on Form S-3 and received gross proceeds of $144.9 million and net proceeds, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million, of approximately $135.6 million. The shelf registration also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of September 30, 2016, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

As of September 30, 2016, we had $276.6 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, corporate debt, repurchase agreements, U.S. Government agency securities, and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of September 30, 2016, we had an accumulated deficit of $242.7 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(74,798)	$(34,107)
Investing activities	(114,784)	(5,543)
Financing activities	137,996	104,568
Net increase (decrease) in cash and cash equivalents	$(51,586)	$64,918

Operating Activities.  Net cash used in operating activities was $74.8 million for the nine months ended September 30, 2016 and consisted of a net loss of $81.7 million and a $3.8 million increase in net operating assets, partially offset by $10.7 million in non-cash charges. The increase in net operating assets consisted primarily of a $25.0 million increase in collaboration and license receivable pursuant to the Maruho DRM04 Agreement, a $3.2 million increase in prepaid expenses and other current assets and a $3.0 million decrease in accounts payable, partially offset by a $24.9 million increase in deferred revenue and a $2.5 million increase in accrued liabilities. Non-cash charges included $7.9 million of stock-based compensation expense, $1.5 million of common stock issued in connection with the Takeda Agreement and $1.3 million of amortization of premiums on available-for-sale securities. Net cash used in operating activities was $34.1 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $47.2 million, partially offset by a $7.9 million decrease in net operating assets and $5.2 million in non-cash charges. The decrease in net operating assets was driven primarily by a $6.0 million increase in accrued liabilities and a $1.2 million increase in accounts payable related primarily to higher clinical trial accruals. Non-cash charges included $3.7 million of stock-based compensation expense and $1.5 million of amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2016 was $114.8 million, which resulted primarily from purchases of investments of $194.7 million, partially offset by proceeds from maturities of investments of $80.0 million. Net cash used in investing activities for the nine months ended September 30, 2015 was $5.5 million, which resulted primarily from purchases of investments of $41.6 million, partially offset by proceeds from maturities of investments of $36.2 million.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2016 was $138.0 million, which resulted primarily from net proceeds from our Shelf Offering of $135.6 million. Net cash provided by financing activities for the nine months ended September 30, 2015 was $104.6 million and consisted primarily of $104.0 million of net proceeds from the sale of our common stock by us in our follow-on offering in August 2015.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of September 30, 2016 are sufficient to meet our anticipated cash requirements through at least 2017. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

As of September 30, 2016, we had cash and cash equivalents and investments of $276.6 million, which consisted of money market funds, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt obligations as of September 30, 2016.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with third-party clinical and regulatory suppliers that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact was immaterial for the nine months ended September 30, 2016 and 2015 and is included in interest and other income, net in our condensed consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

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

•

our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $81.7 million and $47.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $242.7 million.

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

As of September 30, 2016, we had capital resources consisting of cash and cash equivalents and investments of $276.6 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, as well as marketing and selling any products approved for sale. In particular, our Phase 3 clinical programs for our product candidates will require substantial funds to complete. We plan to finance the development and commercialization of Cimzia in part through milestone payments made by UCB under the UCB Agreement. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

As of September 30, 2016, we believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, Cimzia, DRM04 and DRM01, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

The UCB Agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency (“EMA”) as established by Regulation (EC) 2309/93 and Regulation (EC) 726/2004, and the Canadian federal department for health (“Health Canada”) up to a specified amount that is greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. Delays in the commencement, patient enrollment and completion of clinical trials, including as a result of regulatory requirements, could substantially increase our product development costs. We do not know whether our planned clinical trials will begin on time or will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain development and regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position. The costs associated with product development can increase for a variety of reasons, including:

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

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application (“NDA”), biologics license application, (“BLA”) or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter (“OTC”) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

Many pharmaceutical companies currently offer products, and continue to develop additional alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Almirall, S.A., Amgen Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), BioPharmX, Inc., Brickell Biotech, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., Celgene International, Celltrion Healthcare Co., Ltd., Eirion Therapeutics, Inc., Eisai Co., Ltd., Foamix Pharmaceuticals Ltd., Galderma S.A., GlaxoSmithKline LLC (“GSK”), Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Eli Lilly and Company, Maruho Co., Ltd., Merck & Co., Inc., MetrioPharm AG, Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Mylan Inc., Novan, Inc., Novartis International AG, Pfizer Inc., Ranbaxy Pharmaceuticals Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Sun Pharmaceutical Industries Ltd., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., UCB, Valeant Pharmaceuticals International, Xenon Pharmaceuticals Inc. and Ziarco Pharma Ltd. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

Due to less stringent regulatory requirements in certain foreign countries, there are many more dermatological products and procedures available for use in those international markets than are approved for use in the United States. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market their products. As a result, we expect to face more competition in these markets than in the United States.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In April 2016, Celltrion was granted marketing approval by the FDA for Inflextra, an infliximab biosimilar referencing Remicade.  In August 2016, Sandoz was granted marketing approval by the FDA for Erelzi, an etanercept biosimilar referencing Enbrel. In addition, biosimilar product candidates in Phase 3 development by other companies include biosimilar versions of adalimumab, a biosimilar version of etanercept and biosimilar versions of infliximab. If Cimzia receives marketing approval for the treatment of moderate-to-severe chronic plaque psoriasis, we expect competition from potential future biosimilars. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of Cimzia. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

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

Even after we or our partners achieve U.S. regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations. For example, with respect to our product candidates, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or other REMS, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”) requirements and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we provide assurances that our insurance coverage will be sufficient to cover our liability under any such cases.

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, if Cimzia is approved for use in the United States for the treatment of moderate-to-severe chronic plaque psoriasis, due to the design of our Phase 3 clinical trial comparing Cimzia to Enbrel, the prescribing information may not include data comparing the clinical performance of Cimzia and Enbrel and we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia to Enbrel in our marketing materials. Similarly, although our DRM04 product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote DRM04 for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label uses, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

We or our current and prospective partners may be subject to product recalls, withdrawals or seizures if any of our product candidates, if approved for marketing, fail to meet specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to the manufacturing, labeling, promotion, sale or distribution. Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our approved products. In addition, a recall, withdrawal or seizure of any of our approved products would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition and operating results.

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

DRM04 differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between DRM04 and the approved product, the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional non-clinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval, which would substantially increase the time and financial resources required to obtain FDA approval for DRM04 and entail significantly greater complications and risks than anticipated. If this were to occur, our business, financial condition, operating results and prospects may be adversely impacted.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

Risks Related to Our Collaboration with UCB

The UCB Agreement is terminable by UCB if we consummate a change of control with a significant number of competitor companies, which may adversely impact the likelihood that we will be acquired.

If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB Agreement. If such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we would be obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones if and when such milestones are achieved. This could make an acquisition of us by any such company economically unattractive, potentially prohibitively so. Among the companies that we are aware are currently clinically developing or commercializing biologic TNF inhibitors are AbbVie, Amgen, Baxter International Inc., Boehringer Ingelheim, Biogen Idec Inc., Celltrion, Eisai, GSK, Hospira, Inc., Johnson & Johnson, Merck, Mitsubishi Tanabe Pharma Corporation, Mylan, Novartis AG, Pfizer, Ranbaxy Laboratories Limited, Takeda and Teva. Additional companies may develop or commercialize a biologic TNF inhibitor in the future. The resulting unlikelihood of an acquisition of us by these companies may reduce our future strategic options and the likelihood of our stockholders participating in a company sale transaction that could be financially attractive to them.

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

The UCB Agreement is terminable by UCB if it determines that a validated safety signal is established, the magnitude of which UCB determines constitutes a significant patient risk such that the development or commercialization of Cimzia should cease. In such event, while UCB would be obligated to reimburse us for certain costs we have incurred by paying to us royalties on sales of Cimzia in the United States and Canada, such reimbursement will likely take years, and if sales of Cimzia cease in all indications, we will likely never recoup such costs. In any event, if the UCB Agreement were to be terminated for safety reasons, we would not be able to develop a dermatology-focused sales force using Cimzia as our initial commercial product or realize any royalties or sales-based milestones, and therefore our principal strategic and financial objectives in pursuing this collaboration would not be achieved.

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

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites in a timely manner, or do so on commercially reasonable terms or at all. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA and comparable foreign regulatory authorities.

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

To date, our drug substances and product candidates have been manufactured in relatively small quantities for clinical trials. As we prepare for potential commercialization, we will need to take steps to increase the scale of production of our drug substances and product candidates, which may include transferring production to new third-party suppliers or manufacturers. If any of our product candidates is approved for sale, our contract manufacturers and suppliers will need to produce the resulting drug product and its components in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any products in a timely or cost-effective manner or at all. Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product.

If our third-party contractors are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects.

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

We currently have limited marketing capabilities and no sales organization. To commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. To commercialize Cimzia, we also intend to leverage the commercial infrastructure of our partner UCB in selected areas such as managed care and patient access, which will provide us with resources and expertise in these areas that are greater than we could initially build ourselves. If we are unable to utilize UCB’s resources and expertise in this way, the cost, time and complexity involved in developing our own commercial infrastructure will likely increase. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. The inability to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on development funding and the achievement of development and clinical milestones under the UCB Agreement, the achievement of milestones under a license agreement with Maruho Co., Ltd. pursuant to which we granted Maruho an exclusive license to develop and commercialize DRM04 in Japan, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	delays in the commencement, patient enrollment and the timing of clinical testing for our product candidates;
•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review and approval of product candidates in clinical development;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;
•	our ability to obtain additional funding to develop our product candidates;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our product candidates, should they receive approval, which may vary significantly;
•	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;
•	our dependency on third-party manufacturers to supply or manufacture our product candidates;
•	our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;
•	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;
•	our ability to receive regulatory approval and commercialize our product candidates;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. The market for discretionary medical products and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider certain of our product candidates to be discretionary, and if full reimbursement for such products is not available, demand for these products may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for certain of our approved products, if any, and making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we plan to market our products primarily in the United States, our partners have extensive global operations, indirectly exposing us to additional risk.

Our ability to utilize our net operating loss (“NOL”) carryforwards and research and development income tax credit carryforwards may be limited.

As of December 31, 2015, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our product candidates could be delayed.

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

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors or licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

Because we rely on certain third-party licensors, licensees and partners, and will continue to do so in the future, if one of our licensors, licensees or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors, licensees and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors, licensees and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

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

As is common in the biotechnology and pharmaceutical industries, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our product candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties and may potentially result in an unfavorable outcome.

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

For the period from January 1, 2015 through September 30, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $14.34 to $35.57 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of September 30, 2016, we had 35,568,998 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 42% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we furnished a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015 in our Annual Report on Form 10-K filed with the SEC on March 3, 2016. While we are currently an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, we will be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and will lose emerging growth company status as of December 31, 2016. As such, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The NASDAQ Stock Market, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has made and will increasingly make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will continue to need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. In June 2016, we sold 5,175,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. Furthermore, pursuant to a sales agreement between us and Cowen and Company, LLC (‘‘Cowen’’), common stock with an aggregate offering price of up to $75.0 million may be issued and sold pursuant to an ‘‘at-the-market’’ offering for sales of our common stock. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the sales agreement. If we sell additional common stock, preferred stock, convertible securities and other equity securities in future transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of September 30, 2016, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, we will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of December 31, 2016.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we did not make any sales of unregistered securities other than the sale of 46,413 shares of our common stock to Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to an exclusive option and license agreement dated August 29, 2016 under which we paid Takeda an upfront fee of $1.5 million, issued in the form of shares of our common stock, in exchange for the right to evaluate and conduct research on Takeda compounds directed to three biological targets and an option to license exclusive worldwide rights to selected compounds from each of these three programs.  The shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Rule 506(b) of Regulation D promulgated under the Securities Act, based on the sale of securities to an accredited investor in a transaction not involving any public offering.

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

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1†	Exclusive License Agreement, dated September 19, 2016, by and between the Registrant and Maruho Co., Ltd.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Registrant is requesting confidential treatment with respect to portions of this exhibit.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 7, 2016.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1†	Exclusive License Agreement, dated September 19, 2016, by and between the Registrant and Maruho Co., Ltd.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Registrant is requesting confidential treatment with respect to portions of this exhibit.
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