Form 10-K
period 2016-12-31
Dermira, Inc.
filed 2017-02-28
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001‑36668

DERMIRA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27‑3267680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Middlefield Road, Suite 150

Menlo Park, CA 94025

(Address of principal executive offices) (Zip Code)

(650) 421‑7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $763,322,157 (based on a closing price of $29.25 per share as reported by The NASDAQ Global Select Market on June 30, 2016). For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers, directors and certain stockholders as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non‑voting common equity.

As of February 24, 2017, the number of outstanding shares of the Registrant’s common stock, par value $0.001 per share, was 35,675,279.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

Dermira, Inc.

Form 10‑K

For the Fiscal Year Ended December 31, 2016

Unless the context indicates otherwise, as used in this report, the terms “Company,” “Dermira,” “Registrant,” “we,” “us” and “our” refer to Dermira, Inc., a Delaware corporation, and its sole subsidiary taken as a whole.

“Dermira” is a registered trademark in Australia, Canada, the European Union, Japan, Switzerland and the United States. A trademark application for “Dermira” and logo is pending in the United States. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10‑K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10‑K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward‑looking statements. All statements contained in this Annual Report on Form 10‑K other than statements of historical fact, including statements regarding our future consolidated results of operations and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward‑looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions.

These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties and assumptions, the forward‑looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.

You should not rely upon forward‑looking statements as predictions of future events. Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward‑looking statements will be achieved or occur. Such forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K. Except as may be required by law, we undertake no obligation to update publicly any forward‑looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three Phase 3 product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in development in collaboration with UCB Pharma S.A. (“UCB”) for the treatment of moderate‑to‑severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), in development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in development for the treatment of acne vulgaris, or acne.

We are focused on the development of therapeutic solutions in medical dermatology to treat skin conditions, such as hyperhidrosis, psoriasis and acne. These diseases impact millions of people worldwide and can have significant, multidimensional effects on patients’ quality of life, including their physical, functional and emotional well‑being. According to multiple published studies, patients report that medical dermatology conditions affect quality of life in ways comparable to other serious diseases, such as cancer, heart disease, diabetes, epilepsy, asthma and arthritis.

Our three late‑stage product candidates are:

•

Cimzia, an injectable biologic tumor necrosis factor‑alpha (“TNF”) inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. Biologic TNF inhibitors are a class of pharmaceutical products that are manufactured by biological processes and designed to exert their effect by inhibiting TNF, a naturally occurring molecule that plays an important role in promoting inflammation within the body, including in patients with psoriasis. In March 2014, we entered into an agreement to collaborate with UCB to develop Cimzia for the treatment of moderate‑to‑severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada (“UCB Agreement”). In December 2014, we commenced a Phase 3 clinical program for Cimzia in moderate‑to‑severe chronic plaque psoriasis that comprises three clinical trials – CIMPASI-1, CIMPASI-2 and CIMPACT. In December 2015, we completed enrollment in this Phase 3 program, enrolling a total of 1,020 patients. In October 2016, December 2016 and January 2017, we announced positive topline results for the CIMPASI-2, CIMPASI-1 and CIMPACT trials, respectively. In all three trials, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials appears consistent with the adverse event profiles observed with Cimzia in currently approved indications. Based on these results, UCB intends to submit marketing applications to regulatory authorities, including a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”), in the third quarter of 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis.

•

Glycopyrronium tosylate, a small‑molecule anticholinergic product for topical application we are developing for the treatment of primary axillary hyperhidrosis. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a molecule that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. Glycopyrronium tosylate is a novel form of an anticholinergic agent that has been approved for systemic administration in other indications, and it is designed to inhibit sweat production by blocking the activation of sweat glands following topical administration. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In February 2016, we completed patient enrollment in ATMOS-1 and ATMOS-2 and in June 2016, we announced positive topline results from these trials. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the intent-to-treat (“ITT”) population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was generally well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. Based on a preliminary review of the data from the ARIDO trial, the safety and tolerability profile for glycopyrronium tosylate appears consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. The NDA submission is targeted for the second half of 2017 and is subject to the completion of certain registration-enabling activities.

•

Olumacostat glasaretil, a novel, small molecule that targets sebum production following topical application that we are developing for the treatment of acne. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne that is not addressed by currently available topical therapies. Olumacostat glasaretil is designed to exert its effect by inhibiting acetyl coenzyme‑A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe facial acne. In January 2016, we completed patient enrollment in this study and in May 2016, we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses tested. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. The CLAREOS-1 and CLAREOS-2 trials are expected to enroll a total of 1,400 adult and adolescent (ages nine and older) patients with moderate-to-severe acne. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first half of 2018.

Our Strategy

Our strategy is to in‑license, acquire, develop and commercialize innovative and differentiated therapies that we believe can advance the standard of care for patients with dermatologic diseases. The key components of our strategy are to:

•

Rapidly develop our late‑stage product candidates.  We commenced our Phase 3 clinical program for Cimzia within 10 months of establishing our collaboration with UCB, produced positive clinical trial results within 10 months of initiating our Phase 3 clinical program for glycopyrronium tosylate and produced positive clinical trial results within 14 months of initiating our Phase 2b dose-ranging trial of olumacostat glasaretil. We believe that our team’s expertise in designing and executing product development programs in dermatology, combined with the relative efficiencies of dermatology product development, will enable us to rapidly develop our late‑stage product candidates.

•

In‑license and acquire new product candidates.  Since our founding in 2010, we have executed multiple transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC (“Rose U”) and Stiefel Laboratories, Inc., a GSK company (“Stiefel”), to obtain rights to intellectual property related to our hyperhidrosis program. In March 2014, we entered into an agreement to collaborate with UCB to develop and commercialize Cimzia in dermatology. We intend to continue to identify, evaluate, in‑license and acquire product candidates from a number of sources by leveraging the insights, network and experience of our management team. Our objective is to maintain a well‑balanced portfolio by in‑licensing or acquiring additional product candidates across various stages of development.

•

Efficiently establish proof‑of‑concept for early‑stage product candidates and advance promising candidates into late‑stage development.  In developing early‑stage product candidates, we focus on translating advances in the understanding of skin disease biology into innovative solutions for unmet needs in dermatology. We seek to rapidly and efficiently establish proof‑of‑concept for these product candidates. Using this approach, our experienced management team is able to efficiently determine whether and how to advance product candidates into the next stages of development, which we believe increases our ability to direct resources to promising programs and enhances our likelihood of successfully developing and commercializing our product candidates.

•

Build specialized medical affairs and sales and marketing organizations of highly experienced professionals who can effectively communicate the science behind our programs and the benefits of our approved products and support dermatologists and their patients.  We believe that we can compete effectively in the dermatology market by having specialized medical affairs and sales and marketing organizations focused on patients and dermatologists. To effectively communicate the science behind our programs and commercialize any approved products we may successfully develop or acquire, we intend to build specialized, separate medical affairs and sales and marketing organizations that will provide high levels of customer support and scientific expertise to dermatologists and their patients.

•

Maximize the value of our portfolio by commercializing our approved products ourselves where we can effectively do so and partnering with other companies to help us reach new markets.  We currently hold worldwide rights to all of our product candidates with the exceptions of Cimzia, for which we have an exclusive license to market to dermatologists in the United States and Canada, and glycopyrronium tosylate, for which we have granted an exclusive license to Maruho Co., Ltd. to develop and commercialize the product for the treatment of hyperhidrosis in Japan. We currently plan to commercialize our approved products in the United States and Canada by deploying a specialized sales force targeting primarily dermatologists in these countries and plan to leverage the infrastructure of our partner, UCB, to support our marketing of Cimzia, including ensuring market access and managing product distribution. We may partner with other third parties to help us reach additional geographic markets or medical specialties.

•

Continue to build a team of committed, experienced employees and collaborate with members of the dermatology community.  We believe that the field of dermatology offers an exceptional opportunity to build relationships with opinion leaders, advocacy groups and medical practitioners. We believe that consolidation in the dermatology industry has resulted in an enhanced opportunity for a dermatology‑focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced employees who can make significant contributions to our company.

Our Product Candidates

Our portfolio of product candidates is summarized in the following figure:

Cimzia

Overview

Cimzia is our late‑stage product candidate for the treatment of moderate‑to‑severe chronic plaque psoriasis. Cimzia is an injectable biologic TNF inhibitor that was launched by UCB in 2008 and has been used in tens of thousands of patients. It is approved for numerous indications spanning multiple medical specialties in multiple countries, including the United States. In 2016, Cimzia generated worldwide sales of €1.3 billion, an increase of 21% compared to 2015. In March 2014, we entered into the UCB Agreement to develop Cimzia for the treatment of moderate‑to‑severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval for marketing of the psoriasis indication, to market Cimzia to dermatologists in the United States and Canada.

Psoriasis is a chronic, complex, immune‑mediated disease that requires long‑term treatment. It is commonly considered the most prevalent autoimmune disease in the world. According to Decision Resources, the diagnosed prevalence of psoriasis in the United States was approximately 8.4 million people, or approximately 2.6% of the population, in 2015. Approximately 80-90% of psoriasis patients have plaque psoriasis, and approximately 20% of psoriasis patients have moderate‑to‑severe disease affecting more than 3% of their body surface area. The symptoms of psoriasis are not limited to the skin, and there is increasing evidence to suggest that skin symptoms of psoriasis are a dermal manifestation of a systemic autoimmune disorder. As a result, there is growing interest in treating psoriasis patients with products that can address both the skin and other potential systemic manifestations of the autoimmune disorder.

The treatment of moderate‑to‑severe plaque psoriasis has been transformed by the introduction of biologic TNF inhibitors. TNF is a naturally occurring molecule that promotes inflammation in the body. In psoriasis and many other inflammatory diseases, such as rheumatoid arthritis and psoriatic arthritis, TNF promotes inflammation in certain areas of the body that leads to clinical manifestations of the disease, such as excessive growth of skin cells in psoriasis, damage to joint tissue in rheumatoid arthritis and both of these manifestations in psoriatic arthritis. Consistent with its role in a number of inflammatory conditions that involve organs other than the skin, it is thought that TNF may play a role in comorbidities of psoriasis that are associated with inflammatory etiology, such as joint disease and cardiovascular disease. TNF inhibitors treat psoriasis and other inflammatory conditions by binding to and suppressing the biological activity of TNF. In psoriasis and many other inflammatory diseases, TNF inhibitors offer improved efficacy over traditional systemic therapies that have more frequent side effects and require more intensive monitoring. According to Decision Resources, in 2014, U.S. sales of all psoriasis drugs accounted for $5.2 billion and U.S. sales of biologic therapies for moderate‑to‑severe plaque psoriasis were $4.5 billion, of which $3.3 billion were from TNF inhibitors. According to 2015 data provided by IMS Health National Prescription Audit (“IMS NPA”), among U.S. dermatologists, prescriptions for TNF inhibitors accounted for 80% of total biologic prescriptions.

Although the market for TNF inhibitors is relatively mature and sales for the drug class are projected by Decision Resources to decline slightly through 2024, we believe the overall psoriasis market remains underpenetrated and that there is a substantial opportunity for new treatment options. Decision Resources projects that U.S. sales of branded, systemic psoriasis therapies will increase from approximately $4.6 billion in 2014 to $6.9 billion by 2024. Biologics are expected to comprise a significant portion of that growth and TNF inhibitors are expected to remain the largest drug class within psoriasis treatments. In addition, according to an analysis of survey data collected by the National Psoriasis Foundation published in August 2013 in JAMA Dermatology, roughly half of moderate‑to‑severe plaque psoriasis patients remain unsatisfied with their current treatments. Even with the significant recent growth in the market, penetration of biologics into the addressable population of moderate‑to‑severe plaque psoriasis patients remains relatively low, particularly in comparison to other large biologics markets. In the United States in 2014, according to Decision Resources, only 10.4% of treated moderate‑to‑severe psoriasis patients received biologics, and 11.5% of treated psoriatic arthritis patients received biologics.

Based on the results of two Phase 2 clinical trials conducted by UCB and our end‑of‑Phase 2 meeting with the FDA, we and UCB commenced a Phase 3 clinical program for Cimzia in moderate‑to‑severe chronic plaque psoriasis in December 2014. We completed patient enrollment in the three clinical trials comprising the Phase 3 program in December 2015 and announced positive topline results in October 2016, December 2016 and January 2017. We plan to work with UCB to enable UCB to submit marketing applications to regulatory authorities, including an sBLA to the FDA, in the third quarter of 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. If regulatory approval is obtained, we plan to market the product to dermatologists in the United States and Canada.

Clinical Development

Phase 2 Clinical Trials.  In addition to a number of studies in other indications, UCB conducted two Phase 2 clinical trials evaluating Cimzia in adults with moderate‑to‑severe chronic plaque psoriasis. The first Phase 2 clinical trial demonstrated that Cimzia improved the signs and symptoms of psoriasis, with up to 82.8% of patients achieving an improvement of at least 75% in the clinical grading scale called the Psoriasis Area and Severity Index (“PASI 75 response”), the endpoint most widely used to measure treatment success in clinical psoriasis trials. The second Phase 2 clinical trial demonstrated that patients who relapsed after withdrawal of Cimzia therapy achieved a similar response after subsequent treatment with Cimzia.

The first Phase 2 clinical trial was a multi‑center, double‑blind, placebo‑controlled study in which 176 patients were randomized to receive 12 weeks of therapy in accordance with one of three regimens: (1) an initial loading dose of 400 mg of Cimzia, followed by Cimzia at a dose of 200 mg once every two weeks, or q2w (“Cimzia 200 mg”); (2) Cimzia at a dose of 400 mg q2w (“Cimzia 400 mg”); or (3) placebo q2w. At the end of the 12‑week treatment period, patients entered a follow‑up period of 12 to 24 weeks. The co‑primary efficacy endpoints were the proportion of patients achieving a PASI 75 response and the proportion of patients achieving a score representing “clear” or “almost clear” skin, as assessed by the investigator on a six‑point scale called the Physician’s Global Assessment (“PGA”) 12 weeks after the start of therapy.

As shown in the charts below, both Cimzia dosing regimens demonstrated meaningful and statistically significant improvements relative to placebo for both co‑primary efficacy endpoints.

Primary Endpoint: PASI 75 at Week 12	Primary Endpoint: PGA at Week 12

*

P < 0.001 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

Adapted from Reich K et al. Br J Dermatol. 2012; 167(1): 180‑90. ITT population shown = all randomized patients (n=176).

The second Phase 2 clinical trial was a re‑treatment extension study, in which patients who achieved a PASI 75 response 12 weeks after the start of therapy in the first Phase 2 clinical trial and subsequently relapsed during the follow‑up period began receiving the same treatment as they did in the first Phase 2 clinical trial. Relapse was defined as a loss of more than 50% of the maximum PASI improvement achieved in the first Phase 2 clinical trial. The primary efficacy endpoint was a comparison between the median PASI score achieved 12 weeks after the start of therapy in the first Phase 2 clinical trial and the median PASI score achieved 12 weeks after the start of re‑treatment in the second Phase 2 clinical trial. At the end of the 12‑week re‑treatment period, improvements in PASI score were once again observed for both Cimzia treatment regimens. No significant difference was observed between the median PASI score achieved 12 weeks after the start of therapy in the first Phase 2 clinical trial and the median PASI score achieved 12 weeks after the start of re‑treatment in the second Phase 2 clinical trial. The authors of the study publication reported that efficacy observed in the second Phase 2 clinical trial was similar to that observed during the first Phase 2 clinical trial. Efficacy results are presented below.

Adapted from Reich K et al. Br J Dermatol. 2012; 167(1): 180‑90. Actual values taken from UCB (Study C87040 CSR 2008. Table 14.2.2:7).

Further, the authors who published the clinical trial results in the British Journal of Dermatology reported that the safety profile of Cimzia in these Phase 2 clinical trials in psoriasis was consistent with that observed in previous Cimzia clinical trials in other indications, as well as in clinical trials of other TNF inhibitors. Most adverse events were mild or moderate. In the first Phase 2 clinical trial, which was placebo‑controlled, no meaningful differences in the incidence of treatment‑emergent adverse events (“TEAEs”) were observed among treatment groups. The most frequently reported TEAEs were nasal congestion, headache and itching. Excluding pregnancies reported as serious adverse events leading to permanent discontinuation of treatment in two patients receiving Cimzia 400 mg, serious adverse events were reported in six patients, including (1) one patient who received placebo and experienced hemorrhagic diarrhea; (2) two patients who received Cimzia 200 mg, comprising one who experienced a contusion related to a motor vehicle accident and one who experienced a urinary tract infection and gastroenteritis; and (3) three patients who received Cimzia 400 mg, comprising one who experienced disseminated tuberculosis, one with anxiety and gastroenteritis and one with psoriasis. The patient who developed tuberculosis had previously received an attenuated, live tuberculosis vaccine and had good resolution of tuberculosis following treatment with anti‑tuberculosis medication. In the second Phase 2 clinical trial, a lower proportion of patients reported TEAEs in comparison to the first Phase 2 clinical trial, and there were no serious adverse events or permanent discontinuations from treatment due to adverse events.

Phase 3 Clinical Program.  Based on the results of these two Phase 2 clinical trials, we and UCB conducted an end‑of‑Phase 2 meeting with the FDA and a scientific advice procedure with the European Medicines Agency (“EMA”) in June 2014 during which we requested and received feedback from the FDA and EMA regarding certain elements of our proposed clinical development plan for Cimzia in psoriasis, including the design and size of Phase 3 clinical trials. As the Phase 2 psoriasis clinical trials were conducted in France and Germany, they were not covered by a U.S. investigational new drug application (“IND”). UCB filed an IND for the treatment of moderate‑to‑severe chronic plaque psoriasis with the FDA in September 2014, and we and UCB initiated our Phase 3 clinical program in December 2014.

Our Phase 3 clinical program consisted of three randomized, multi‑center, blinded Phase 3 clinical trials that were conducted in multiple countries. In these trials, we completed enrollment of 1,020 moderate‑to‑severe chronic plaque psoriasis patients, including patients who had and patients who had not previously been treated with biologic products, such as TNF inhibitors. The program comprised two clinical trials named CIMPASI‑1 and CIMPASI‑2 that were designed to demonstrate the superiority of treatment with Cimzia relative to placebo and one clinical trial named CIMPACT that was designed to demonstrate the superiority of treatment with Cimzia relative to placebo and, as one of several secondary endpoints, relative to treatment with Enbrel, a biologic TNF inhibitor that is widely used to treat moderate‑to‑severe plaque psoriasis.

CIMPASI‑1 and CIMPASI‑2 Trials.  CIMPASI‑1 completed enrollment of 234 patients in November 2015 and CIMPASI‑2 completed enrollment of 227 patients in September 2015. In each trial, patients were randomized to receive one of three regimens for at least 16 weeks: (1) Cimzia at a dose of 400 mg q2w for 16 weeks; (2) Cimzia at a dose of 400 mg at the beginning of treatment, two weeks later and four weeks later, which we call a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 12 weeks; or (3) placebo q2w. In each trial, the co‑primary efficacy endpoints were the proportion of patients achieving a PASI 75 response 16 weeks after the start of treatment and the proportion of patients achieving an improvement on a five‑point PGA scale from an initial score of three, representing moderate disease, or four, representing severe disease, to a final score of zero, representing “clear,” or one, representing “almost clear,” 16 weeks after the start of treatment. Following the initial 16‑week period, patients were assigned to receive the same or different regimens for up to an additional 32 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer‑term treatment, including maintenance therapy. Thereafter, some patients received and will continue to receive Cimzia on an open‑label basis for up to an additional 96 weeks in order to gather additional data on the long‑term use of Cimzia in moderate‑to‑severe chronic plaque psoriasis.

We announced topline results from CIMPASI-1 and CIMPASI-2 in December 2016 and October 2016, respectively. In both trials, CIMZIA demonstrated statistically significant improvements for both co-primary endpoints compared to placebo at both treatment doses.

•

In CIMPASI-1, at week 16, the response rate for patients who achieved a PASI 75 was 75.8% for patients receiving the 400 mg dose q2w (n=88) and 66.5% for patients receiving the 200 mg dose q2w (n=95), compared to 6.5% for patients receiving placebo (n=51). The response rate for patients achieving at least a two-point improvement to a final score of clear or almost clear skin on the PGA scale at week 16 was 57.9% for the 400 mg dose-treated patients and 47.0% for the 200 mg dose-treated patients, compared to 4.2% for the patients receiving placebo.

•

In CIMPASI-2, at week 16, the response rate for patients who achieved a PASI 75 was 82.6% for patients receiving the 400 mg dose q2w (n=87) and 81.4% for patients receiving the 200 mg dose q2w (n=91), compared to 11.6% for patients receiving placebo (n=49). The response rate for patients achieving at least a two-point improvement to a final score of clear or almost clear skin on the PGA scale at week 16 was 71.6% for the 400 mg dose-treated patients and 66.8% for the 200 mg dose-treated patients, compared to 2.0% for the patients receiving placebo.

CIMPACT Trial.  CIMPACT completed enrollment of 559 patients in December 2015. In the trial, patients were randomized to receive one of four regimens for at least 12 weeks: (1) Cimzia at a dose of 400 mg q2w for 12 weeks (n=167); (2) a loading dose of Cimzia, followed by Cimzia at a dose of 200 mg q2w for 8 weeks (n=165); (3) placebo q2w (n=57); or (4) Enbrel at a dose of 50 mg twice weekly for 12 weeks (n=170), which is the recommended initial dose in the U.S. prescribing information. In this trial, the primary efficacy endpoint was the proportion of patients achieving a PASI 75 response, compared with placebo, at week 12. Following the initial 12‑week period, patients were assigned to receive the same or different regimens for up to an additional 36 weeks in order to assess secondary endpoints and other measures pertaining to the safety and efficacy of longer‑term treatment, including evaluation of the optimal regimen for maintenance therapy, as well as the effect of Cimzia treatment in patients who were initially treated with Enbrel. Thereafter, some patients received and will continue to receive Cimzia on an open‑label basis for up to an additional 96 weeks in order to gather additional data on the long‑term use of Cimzia in moderate‑to‑severe chronic plaque psoriasis.

We announced topline results from CIMPACT in January 2017.

•

In CIMPACT, Cimzia demonstrated statistically significant improvements for the primary endpoint compared to placebo at both treatment doses. At week 12, the response rate for patients who achieved a PASI 75 was 66.7% for patients receiving the CIMZIA 400 mg dose q2w and 61.3% for patients receiving the CIMZIA 200 mg dose q2w, compared to 5.0% for patients receiving placebo.

•

CIMPACT also assessed a number of secondary endpoints. At week 16, the response rate for patients who achieved a PASI 75 was 74.7% for patients receiving the 400 mg dose q2w and 68.2% for patients receiving the 200 mg dose q2w, compared to 3.8% for patients receiving placebo. The response rate for patients achieving at least a two-point improvement to a final score of clear or almost clear skin on the PGA scale at week 16 was 58.4% for the 400 mg dose-treated patients and 48.3% for the 200 mg dose-treated patients, compared to 3.4% for the patients receiving placebo. At week 16, both CIMZIA dosing arms were statistically significant compared to placebo for the PASI 75 and PGA secondary endpoints. At week 12, CIMZIA achieved superiority at the 400 mg dose and non-inferiority at the 200 mg dose compared to Enbrel.

The adverse event profile across all three trials appears consistent with the adverse event profiles observed with Cimzia in currently approved indications.

Cimzia Primary P3 Efficacy Results

1.	PASI 75 is proportion of treated patients who achieved a 75% improvement in the clinical grading scale called the Psoriasis Area and Severity Index.

2.

PGA is proportion of treated patients who achieved a 2-point improvement to a final score representing clear or almost clear skin on a five-point clinical grading scale called the Physician’s Global Assessment.

3.

In CIMPACT trial, one of secondary endpoints included a comparison of efficacy of Cimzia to Enbrel based on PASI 75 response rates at week 12. At week 12, Cimzia achieved superiority at 400 mg dose and non-inferiority at 200 mg dose compared to Enbrel.

Regulatory Pathway. Based on the results from CIMPASI-1, CIMPASI-2 and CIMPACT, we plan to work with UCB to enable UCB to submit the data to regulatory authorities in the third quarter of 2017, including an sBLA submission to the FDA, to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. If regulatory approval is obtained, we plan to market the product to dermatologists in the United States and Canada.

Glycopyrronium Tosylate

Overview

Glycopyrronium tosylate is our late‑stage product candidate for the treatment of hyperhidrosis, or excessive sweating. Glycopyrronium tosylate, a novel form of a small‑molecule anticholinergic agent that has been approved for systemic administration in other indications, is designed to inhibit sweat production by blocking the interaction between acetylcholine and the cholinergic receptors responsible for sweat gland activation.

Hyperhidrosis is a condition of sweating beyond what is physiologically required to maintain normal thermal regulation. Sweat is produced by glands in the skin and released to the skin surface through ducts. Sweat gland activity is controlled by the nervous system. The nervous system transmits signals to the sweat glands through acetylcholine, which is a known neurotransmitter. Primary hyperhidrosis, which is excessive sweating without a known cause, can affect the underarms, palms of the hands, soles of the feet, face and other areas. Several studies have demonstrated that excessive sweating often impedes normal daily activities and can result in occupational, emotional, psychological, social and physical impairment. Studies also suggest that the negative impact caused by excessive sweating has been reported to be similar to, if not greater than, than the negative impact caused by conditions, such as psoriasis and other chronic diseases.

According to a survey published in 2016, the prevalence of hyperhidrosis in the United States is estimated to be 4.8% of the population, or approximately 15.3 million people. According to this published study, 65% of hyperhidrosis sufferers in the United States have axillary hyperhidrosis, and approximately half of those axillary hyperhidrosis sufferers, or 5.2 million Americans, have severe disease that is barely tolerable and frequently interferes or is intolerable and always interferes with daily activities.

The market for products to control sweating is large and highly underpenetrated by prescription pharmaceutical products. Despite the limited efficacy of over‑the‑counter (“OTC”) antiperspirants for the alleviation of hyperhidrosis symptoms, according to the 2016 study, only 51% of patients suffering from hyperhidrosis have discussed their condition with a healthcare professional (“HCP”). Of those who do see an HCP about their hyperhidrosis, 53% were diagnosed with the condition. In addition, patients may suffer from excessive sweating for years before seeking treatment. One study analyzing data from 1993‑2005 indicated that patients experienced an average duration of untreated symptoms of 8.9 years. We believe that this is largely a result of the lack of effective, well‑tolerated and convenient prescription treatment options. For example, according to a recent Dermira survey, approximately half of all patients in the United States suffering from axillary hyperhidrosis are not at all satisfied or only slightly satisfied with the products they are currently using to treat their condition. Patients who seek treatment from a physician most commonly receive prescription topical antiperspirants. According to data provided by IMS NPA, these topical antiperspirants generated approximately 430,000 prescriptions in the United States in 2016. However, their use is limited by modest efficacy and skin irritation, particularly in patients with more severe disease. We believe that the market opportunity for a new, effective, well‑tolerated and self-administered topical hyperhidrosis treatment is substantially larger than the current market for prescription topical antiperspirants because such a therapy could further penetrate the segment of patients who seek treatment from a physician and encourage more patients to seek treatment. Therapeutic options for patients who are unsatisfied with topical antiperspirants are largely limited to more cumbersome or invasive strategies directed to blocking the activation of, destroying or removing the sweat glands by injectable, systemic, surgical or other means. These treatment options, which include injectable botulinum toxin (“Botox”) and off‑label use of oral anticholinergic agents, are used much less frequently than topical therapies.

Based on the results of our Phase 2 program described below and an end‑of‑Phase 2 meeting with the FDA in April 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis in July 2015 that comprised three trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. We completed patient enrollment in the ATMOS-1 and ATMOS-2 in February 2016 and announced positive topline results in June 2016. The treatment period for the ARIDO trial was completed in December 2016. Based on the results of the results of these trials and a pre-NDA meeting with the FDA in February 2017, we plan to submit an NDA to the FDA for approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis in the second half of 2017, subject to the completion of certain registration-enabling activities.

Clinical Development

Our initial target indication for glycopyrronium tosylate (referred to as “G.T.” in the following charts) is primary axillary hyperhidrosis. We have completed three Phase 2 clinical trials and three Phase 3 clinical trials.

Phase 2a Clinical Trial.  The completed Phase 2a clinical trial was a randomized, double‑blind study in 38 patients with severe, primary axillary hyperhidrosis. A topical formulation of a reference agent, a different form of the anticholinergic agent in glycopyrronium tosylate that has been approved for systemic administration in other indications, was administered to establish proof of concept for the treatment of hyperhidrosis. In six cohorts of six or seven patients each, two concentrations of the reference agent (2% and 4%) in each of two topical formulations were compared with their respective vehicles, which contain no active ingredient. Based on the positive results of this trial, we selected the formulation for further development and commenced our Phase 2b clinical program.

Phase 2b Clinical Program.  Our Phase 2b clinical program comprised two randomized, multi‑center, double‑blind, vehicle‑controlled clinical trials in 303 patients with primary axillary hyperhidrosis, including:

•	Study DRM04‑HH01, a dose‑ranging study assessing the safety, efficacy and pharmacokinetics of the topical formulation of the reference agent in comparison with vehicle only in 198 patients; and
•	Study DRM04‑HH02, a study assessing the safety, efficacy and pharmacokinetics of glycopyrronium tosylate, the topical formulation of the reference agent and vehicle only in 105 patients.

All study product administered in these two Phase 2b clinical trials contained the same vehicle, regardless of whether patients received the topical formulation of the reference agent, glycopyrronium tosylate or vehicle only. We conducted both Phase 2b clinical trials under an IND that was originally filed by Stiefel and that we reactivated in November 2013.

Study DRM04‑HH01.  In Study DRM04‑HH01, 198 patients with severe, primary axillary hyperhidrosis were randomized to receive a topical formulation containing one of four concentrations of the reference agent (1%, 2%, 3% or 4%) or vehicle only. Patients were instructed to apply the study product to each axilla once daily for four weeks using wipes containing either drug product or vehicle only, and efficacy was evaluated based on axillary sweat production and disease severity. Disease severity was measured using a widely‑used patient outcome assessment tool called the Hyperhidrosis Disease Severity Scale (“HDSS”) wherein patients rate the severity of their disease on a four‑point scale. Patients who rate the severity of their disease as a three or a four on the HDSS are considered to have severe disease, while those who rate it as a one or a two are considered to have mild or moderate disease. Assessments were conducted approximately weekly during the four‑week treatment period and the two‑week period after the end of this treatment period. All 198 patients enrolled in the clinical trial rated the severity of their disease as a three or a four on the four‑point HDSS prior to the start of treatment. Trial inclusion criteria required that prior to the start of treatment, all patients produced at least 50 mg of sweat in each axilla over a five‑minute period.

The two primary efficacy endpoints evaluated in this trial were (1) the proportion of patients achieving an improvement of at least two points from baseline in HDSS score and (2) the average absolute change from baseline in sweat production, each as measured at the end of the four‑week treatment period. In addition, we conducted several non‑primary efficacy analyses, including an evaluation of the average percent change from baseline in sweat production at the end of the four‑week treatment period. For the purpose of the primary endpoint pertaining to sweat production, sweat production was assessed in each patient as the average of the amounts of sweat produced in each axilla during a five‑minute period.

As outlined below, the topical formulation of the reference agent demonstrated dose‑dependent and, at certain doses, statistically significant improvements relative to vehicle in both primary efficacy endpoints. The following chart summarizes the impact of the reference agent on disease severity, assessed as the proportion of patients achieving an improvement of at least two points in HDSS score from baseline to the end of the four‑week treatment period. Based on these results, patients treated with the reference agent were between 63% and 133% more likely, depending on the concentration of the reference agent they received, to achieve an improvement of at least two points in HDSS score than patients who received the vehicle only.

HDSS Response Rate at Week Four (% of patients with ≥2-point improvement)

*

P < 0.05 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n=198). Patients with missing data points were considered non‑responders.

The following charts summarize the impact of the reference agent on sweat production, assessed as (1) the average absolute change in sweat production from baseline to the end of the four‑week treatment period and (2) the average percent change in sweat production from baseline to the end of the four‑week treatment period.

Change in Sweat Production at Week Four (mg per 5 min.)

*

P < 0.01 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n=198). The last available on‑treatment observation was used to estimate missing data points.

In this trial, the most common adverse events were dry mouth, upper respiratory tract infection, dry skin and blurred vision. Dry mouth, dry skin and blurred vision are well‑known, reversible side effects of anticholinergic agents and were generally observed more frequently in patients who received higher concentrations of the reference agent. Upper respiratory tract infections were observed at similar frequencies in patients receiving the reference agent and patients receiving the vehicle only. Patients treated with the reference agent withdrew from the study due to adverse events at rates of 2.6% (1/38) in the 1% cohort, 5.0% (2/40) in the 2% cohort, 2.5% (1/40) in the 3% cohort and 20.0% (8/40) in the 4% cohort. None of the patients who received the vehicle only withdrew due to an adverse event. No treatment‑related serious adverse events were reported.

Study DRM04‑HH02.  Given the clinical experience gained with the topical formulation of the reference agent in Study DRM04‑HH01, Study DRM04‑HH02 was designed to gain clinical experience with glycopyrronium tosylate and validate the psychometric properties of Item 2 (sweating severity) of the Axillary Sweating Daily Diary (“ASDD”), a new proprietary patient reported outcome (“PRO”) instrument, as a potential additional measure of disease severity prior to the initiation of Phase 3 development. Accordingly, Study DRM04‑HH02 was not powered to demonstrate statistical significance. In Study DRM04‑HH02, 105 patients with severe, primary axillary hyperhidrosis were randomized into five cohorts to receive a topical formulation containing one of two concentrations of the reference agent, one of two concentrations of glycopyrronium tosylate or vehicle only.

As in the Phase 2a clinical trial and Study DRM04‑HH01, patients enrolled in study DRM04‑HH02 were instructed to apply the study product to each axilla once daily for four weeks using wipes containing either drug product or vehicle only, and efficacy was evaluated based on axillary sweat production and the HDSS. Assessments were conducted approximately weekly during the four‑week treatment period and the two‑week period after the end of this treatment period. All 105 patients enrolled in the clinical trial rated the severity of their disease as a three or a four on the four‑point HDSS prior to the start of treatment. Trial inclusion criteria required that prior to the start of treatment, all patients produced at least 50 mg of sweat in each axilla over a five‑minute period.

Two of the primary efficacy endpoints evaluated in this trial were (1) the proportion of patients achieving an improvement of at least two points from baseline in HDSS score and (2) the average absolute change from baseline in sweat production, each as measured at the end of the four‑week treatment period. Consistent with Study DRM04‑HH01, we conducted several non‑primary efficacy analyses, including an evaluation of the average percent change from baseline in sweat production at the end of the four‑week treatment period. For the purpose of the primary endpoint pertaining to sweat production, sweat production was assessed in each patient as the average of the amounts of sweat produced in each axilla during a five‑minute period. The study also explored the new, proprietary ASDD PRO instrument as a potential additional measure of disease severity.

As outlined below, the results of Study DRM04‑HH02 were consistent with those observed in Study DRM04‑HH01. The following chart summarizes the impact of glycopyrronium tosylate on disease severity, assessed as the proportion of patients achieving an improvement of at least two points in HDSS score from baseline to the end of the four‑week treatment period.

HDSS Response Rate at Week Four (% of patients with ≥2-point improvement)

P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n=105). Patients with missing data points were considered non‑responders.

For patients in the two cohorts treated with the topical formulation of the reference agent, the results were consistent with those observed in Study DRM04‑HH01.

The following charts summarize the impact of glycopyrronium tosylate on sweat production, assessed as (1) the average absolute change in sweat production from baseline to the end of the four‑week treatment period and (2) the average percent change in sweat production from baseline to the end of the four‑week treatment period.

Change in Sweat Production at Week Four (mg per 5 min.)

*

P < 0.05 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

ITT population shown = all randomized patients dispensed study product (n=105). The last available on‑treatment observation was used to estimate missing data points.

For patients in the two cohorts treated with the topical formulation of the reference agent, the results were consistent with those observed in Study DRM04‑HH01.

ASDD data demonstrated greater improvements in disease severity in all treatment cohorts than in the vehicle cohort, and the psychometric properties of Item 2 of the ASDD were validated according to the FDA guidance document for PRO measures.

In this trial, the most common adverse events were dry mouth, application site pain and headache. Dry mouth is a well‑known, reversible side effect of anticholinergic agents. One patient, who received glycopyrronium tosylate Dose 1, withdrew from the study due to an adverse event. No treatment‑related serious adverse events were reported.

Phase 3 Clinical Program.  Based on the results of these three Phase 2 clinical trials, we conducted an end‑of‑Phase 2 meeting with the FDA in April 2015 during which we requested and received feedback from the FDA regarding certain elements of our proposed development plan for glycopyrronium tosylate in primary axillary hyperhidrosis, including the design and size of our Phase 3 program, which we initiated in July 2015. The program comprised two pivotal clinical trials named ATMOS-1 and ATMOS-2 that were designed to assess the safety and efficacy of glycopyrronium tosylate relative to vehicle and one clinical trial named ARIDO that was designed to assess the long-term safety of glycopyrronium tosylate.

The ATMOS-1 and ATMOS-2 clinical trials were designed as identical, multi-center, randomized, double-blind, vehicle-controlled trials to assess the safety and efficacy of glycopyrronium tosylate at a concentration of 3.75% compared to vehicle in adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. A total of 697 patients were enrolled in the two trials. The co-primary endpoints were the proportion of patients who achieved at least a four-point improvement from baseline in sweating severity as measured by Item 2 of the ASDD PRO instrument, and the average absolute change from baseline in gravimetrically-measured sweat production. Based on discussions with the FDA, we developed the ASDD instrument in accordance with the 2009 FDA guidance document for PRO instruments, and we also validated Item 2 of the instrument with input from the FDA. The Item 2 ASDD endpoint, a four-point change on an 11-point scale, was selected based on analyses of data generated in our second Phase 2b trial, DRM04-HH02, and feedback from the FDA. For the purpose of the sweat production endpoint, sweat production was assessed in each patient as the average of the amounts of sweat produced in each underarm during a five-minute period. The two secondary endpoints in the trials measured the proportion of patients who had at least a two-grade improvement from baseline as measured by the HDSS and the proportion of patients with at least a 50% reduction from baseline in gravimetrically-measured sweat production. Patients were instructed to apply the study product to each underarm once daily for four weeks using topical wipes containing either glycopyrronium tosylate or vehicle only. Both the primary and secondary endpoints were assessed at the end of the four-week treatment period. Inclusion criteria required that, prior to the start of treatment, all patients produced at least 50 mg of sweat in each underarm over a five-minute period and rated the severity of their sweating as a four or higher on Item 2 of the ASDD (an 11-point scale) and as a three or a four on the four-grade HDSS.

ATMOS-1 Trial. The ATMOS-1 trial enrolled 344 patients at 29 sites in the United States and Germany. In the trial, 229 patients were randomized to receive glycopyrronium tosylate and 115 patients were randomized to receive vehicle.

•

The proportion of patients who achieved at least a four-point improvement in sweating severity, as measured by Item 2 of the ASDD, was 52.8% in glycopyrronium tosylate-treated patients, compared to 28.3% in patients who received the vehicle only (p<0.001).

•

The average reduction in sweat production was 104.9 mg in patients treated with glycopyrronium tosylate as compared to 91.9 mg in vehicle-treated patients based on the overall dataset from the ITT population (p=0.065). As outlined in the pre-specified statistical analysis plan submitted to the FDA, a sensitivity analysis was conducted that led to the exclusion of an analysis center with extreme outlier data for the gravimetric measurement of sweat. This analysis center consisted of 14 patients, of whom nine were treated with glycopyrronium tosylate and five received vehicle only. Following the exclusion of this analysis center, patients treated with glycopyrronium tosylate demonstrated an average reduction in sweat production of 96.2 mg as compared to 90.6 mg in patients who received the vehicle only (p=0.001).

•

The proportion of patients who achieved at least a two-grade improvement in HDSS score, a secondary endpoint, was 56.5% in patients treated with glycopyrronium tosylate as compared to 23.7% in patients who received the vehicle only (p<0.001).

•

The proportion of patients with at least a 50% reduction from baseline in gravimetrically-measured sweat production, a secondary endpoint, was 72.4% in patients treated with glycopyrronium tosylate as compared to 53.2% in patients who received the vehicle only (p<0.001).

ATMOS-2 Trial. The ATMOS-2 trial enrolled 353 patients at 20 sites in the United States. In the trial, 234 patients were randomized to receive glycopyrronium tosylate and 119 patients were randomized to receive vehicle.

•

The proportion of patients who achieved at least a four-point improvement in sweating severity, as measured by Item 2 of the ASDD, was 66.1% in glycopyrronium tosylate-treated patients, compared to 26.9% in patients who received the vehicle only (p<0.001).

•	The average reduction in sweat production was 110.3 mg in patients treated with glycopyrronium tosylate as compared to 92.2 mg in patients who received the vehicle only (p<0.001).
•

The proportion of patients who achieved at least a two-grade improvement in HDSS score, a secondary endpoint, was 61.6% in patients treated with glycopyrronium tosylate as compared to 27.8% in patients who received the vehicle only (p<0.001).

•

The proportion of patients with at least a 50% reduction from baseline in gravimetrically-measured sweat production, a secondary endpoint, was 77.3% in patients treated with glycopyrronium tosylate as compared to 53.3% in patients who received the vehicle only (p<0.001).

Co-Primary Endpoints:	Secondary Endpoints:
ASDD Response Rate at Week Four (% of patients with ≥4-point improvement from baseline)	HDSS Response Rate at Week Four (% of patients with ≥2-point improvement from baseline)

Change in Sweat Production at Week Four (average change from baseline, mg per 5 min.)	Sweat Production Response Rate at Week Four (% of patients with 50% reduction from baseline)

Data are presented from ITT population (all randomized patients dispensed study medication) except for ATMOS-1 ITT (Ex-AC) population, which represents results of pre-specified sensitivity analysis that led to exclusion of an analysis center (“AC”), consisting of 14 patients (9 and 5 of whom received glycopyrronium tosylate and vehicle only, respectively) with extreme outlier data in gravimetric measurement of sweat. ASDD response rate refers to subjects’ rating the severity of their sweating on a scale from 0-10 (Item 2 of the ASDD PRO instrument). P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. P-values of 0.05 or less (denoted by *) typically represent statistically significant results. P-values shown above represent comparisons to corresponding data observed in patients who received vehicle only.

Consistent with the results from the Phase 2 clinical program, glycopyrronium tosylate was generally well-tolerated with side effects that were primarily mild to moderate in severity.

•

In ATMOS-1, the most frequently reported adverse events were dry mouth (18.9% and 3.5% for glycopyrronium tosylate and the vehicle only, respectively), application site pain (8.8% and 9.6%), dilated pupil (mydriasis; 6.6% and 0.0%), headache (4.4% and 2.6%), sore throat (oropharyngeal pain; 4.0% and 1.8%), upper respiratory tract infection (4.0% and 0.9%), blurred vision (3.5% and 0.0%), urinary hesitation (2.2% and 0.0%) and dry eye (0.9% and 0.0%). In this trial, 3.5% (8/229) of patients treated with glycopyrronium tosylate withdrew from the trial due to adverse events, compared to 0.9% (1/115) of patients who received vehicle only. There was one treatment-related serious adverse event reported in this trial for a patient treated with glycopyrronium tosylate who reported a dilated pupil.

•

In ATMOS-2, the most frequently reported adverse events were dry mouth (29.3% and 7.6% for glycopyrronium tosylate and the vehicle only, respectively), application site pain (8.6% and 9.3%), dilated pupil (mydriasis; 6.9% and 0.0%), headache (5.6% and 1.7%), sore throat (oropharyngeal pain; 7.3% and 0.8%), upper respiratory tract infection (2.2% and 4.2%), blurred vision (3.4% and 0.0%), urinary hesitation (4.7% and 0.0%) and dry eye (3.9% and 0.8%). In this trial, 3.8% (9/234) of patients treated with glycopyrronium tosylate withdrew from the trial due to adverse events, compared to 0.0% (0/119) who received vehicle only. There were no treatment-related serious adverse events reported in the ATMOS-2 trial.

•	Dry mouth, dilated pupil, blurred vision, urinary hesitation and dry eye are well-known side effects of anticholinergic agents.

ATMOS-1: Standard Deviation in Change from Baseline in Sweat Production at Week Four by Analysis Center

Analysis center 14 consisted of 14 patients, 9 and 5 of whom received glycopyrronium tosylate and vehicle only, respectively.

Change in Sweat Production at Week Four (mg per 5 min.)[1]
ITT Population (all randomized patients dispensed study medication)	Pre-Specified Sensitivity Analysis (excluding data from extreme outlier analysis center in ATMOS-1 trial)

1.

P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. P-values of 0.05 or less (denoted by *) typically represent statistically significant results. P-values shown above represent comparisons to corresponding data observed in patients who received vehicle only.

ARIDO Trial. In addition to the ATMOS-1 and ATMOS-2 trials, we also conducted ARIDO, an open-label trial assessing the long-term safety of glycopyrronium tosylate as part of our Phase 3 program to provide safety data for a minimum of 100 patients who had received glycopyrronium tosylate for at least 12 months per the International Council for Harmonisation guidelines. Patients from the ATMOS-1 and ATMOS-2 trials were permitted to enroll in the ARIDO trial and continued to receive glycopyrronium tosylate (active treatment) for up to an additional 44 weeks from the end of the four-week treatment periods in the ATMOS-1 or ATMOS-2 trials. A total of 564 patients, more than 80%, elected to enroll in ARIDO. In December 2016, the treatment period for ARIDO was completed. Based on a preliminary review, the safety and tolerability profile for glycopyrronium tosylate appears consistent with what was observed in the ATMOS-1 and ATMOS-2 Phase 3 clinical trials.

Regulatory Pathway.  Based on these results and a pre-NDA meeting with the FDA in February 2017, we plan to submit an NDA to the FDA for approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis in the second half of 2017, subject to the completion of certain registration-enabling activities. We currently intend to seek FDA approval of glycopyrronium tosylate through Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “505(b)(2) pathway”). Under the 505(b)(2) pathway, we may be allowed to leverage certain findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA, which could expedite the glycopyrronium tosylate development program by potentially decreasing the amount of non-clinical or clinical data that we would need to generate to obtain FDA approval. The degree to which we will be permitted to leverage such findings, if at all, will be dependent upon our ability to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between glycopyrronium tosylate and the approved product, which have different chemical structure, route of administration, dosage form and indication. We cannot provide assurances that we will be able to utilize the Section 505(b)(2) pathway or that use of the Section 505(b)(2) pathway would lead to faster product development or earlier approval.

Olumacostat Glasaretil

Overview

Olumacostat glasaretil is our late‑stage product candidate for the treatment of acne. It is a novel, small molecule that targets sebum production following topical application. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne that is not addressed by available topical therapies. Olumacostat glasaretil is designed to exert its effect by inhibiting acetyl coenzyme‑A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids.

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

Acne can significantly impact patients’ quality of life, resulting in social, psychological and emotional impairments that are comparable to those reported by patients with epilepsy, asthma, diabetes or arthritis. According to widely‑cited data, acne vulgaris is one of the most common skin conditions, affecting up to 50 million people in the United States. It is estimated that approximately 85% of people in the United States between the ages of 12 and 24 experience at least minor acne, and acne is the reason most cited for visits to the dermatologists by patients 14 to 45 years old. According to GfK Custom Research, LLC, acne represented nearly one‑fourth of U.S. dermatologists’ patient volume in 2015.

Based on US IMS data, the market for acne products is approximately $4.2 billion, with topical products accounting for approximately $2.8 billion. The US IMS data also indicates that there were 25.2 million acne product prescriptions in 2016, 62% of which were for topical products. The major product classes predominantly used to treat acne have been available for over 30 years, and we believe that growth in this market recently has been significantly limited by a lack of innovation in new product development.

We believe that there is a substantial unmet need and commercial opportunity for a topical acne therapy that targets sebum production. Acne treatment guidelines published by the Global Alliance to Improve Outcomes in Acne recommend that acne treatment be directed toward as many pathogenic factors as possible. Accordingly, patients are often treated with combination regimens that incorporate agents with complementary mechanisms of action targeting different pathogenic factors. The vast majority of acne patients are treated with topical therapies, and all of the four primary pathogenic factors except for excessive sebum production can be targeted with available topical treatments. While systemic therapies may affect sebum production, their use is limited by significant, systemic side effects. As a result, we believe that the introduction of a topical acne treatment that targets sebum production could establish a new product class and expand the market for acne treatment.

Based on the results of our Phase 2 program described below and an end-of-Phase 2 meeting with the FDA, in December 2016 we commenced a Phase 3 clinical program for olumacostat glasaretil as a potential treatment for acne in adult and adolescent patients that comprises the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITIUDE open-label safety trial. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first half of 2018.

Clinical Development

We are developing olumacostat glasaretil (referred to as “O.G.” in the following charts) in accordance with published FDA draft guidance regarding the development of acne drugs. Established in 2005, this draft guidance has been widely used in the design, conduct and analysis of clinical trials intended to support marketing approval for new acne products.

We have completed Phase 1, Phase 2a and Phase 2b clinical trials to assess the efficacy, safety and tolerability of olumacostat glasaretil. The Phase 1 and 2a clinical trials were conducted in Canada, while the Phase 2b clinical trial was conducted in the United States and Canada.

Phase 1 Clinical Trial.  In the Phase 1 clinical trial, six healthy volunteers applied topical olumacostat glasaretil gel to the face for seven days. All subjects completed dosing, and no adverse events were reported.

Phase 2a Clinical Trial.  The FDA recommends that the principal clinical trials used to demonstrate safety and efficacy of acne therapies in support of marketing approval be randomized, multi‑center, blinded trials designed to demonstrate superiority of the investigational product relative to a vehicle or placebo control following a treatment duration of at least 12 weeks. Our Phase 2a clinical trial was a randomized, multi‑center, double‑blind, vehicle‑controlled study designed in accordance with the published FDA draft guidance. In this trial, 108 patients with moderate or severe acne were instructed to apply either olumacostat glasaretil gel or vehicle gel to the face twice daily for 12 weeks. Olumacostat glasaretil gel was formulated at a concentration of 7.5%. Of the 108 patients enrolled in the trial, 53 were randomized to receive olumacostat glasaretil, and the other 55 were randomized to receive vehicle only.

Three primary efficacy endpoints recommended in the published FDA draft guidance were used as primary efficacy endpoints in this trial:

•	Inflammatory lesion count, assessed as the absolute change from baseline in the number of inflammatory acne lesions;
•	Non‑inflammatory lesion count, assessed as the absolute change from baseline in the number of non‑inflammatory acne lesions; and

•

Investigator’s Global Assessment (“IGA”) assessed as the proportion of patients who achieve a successful improvement in the investigator’s assessment of disease severity, as assessed on a five‑point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease. The FDA recommends that a successful improvement be defined a priori as achievement of either (1) a reduction from baseline of at least two points on the IGA scale or (2) a reduction from baseline to a final score of zero, representing clear skin, or a score of one, representing almost clear skin, on the IGA scale.

In our trial, lesions were counted by the investigators, and a successful improvement in IGA score was defined as a reduction from baseline of at least two points on the IGA scale. As is standard practice in acne clinical trials, the primary efficacy endpoints were assessed at the end of the 12‑week treatment period. In addition to evaluating the primary efficacy endpoints, we conducted several non‑primary efficacy analyses, including an evaluation of the percent change from baseline in the number of inflammatory lesions and an evaluation of the percent change from baseline in the number of non‑inflammatory lesions, each as assessed at the end of the 12‑week treatment period.

As outlined below, olumacostat glasaretil demonstrated statistically significant improvements relative to vehicle in all three primary efficacy endpoints. The following chart summarizes the impact of olumacostat glasaretil on acne lesion counts. Based on these results, patients treated with olumacostat glasaretil achieved a 45% greater average absolute reduction in inflammatory lesion count and a 78% greater average absolute reduction in non‑inflammatory lesion count than patients who received vehicle only.

Changes in Lesion Counts at Week 12

*

P < 0.01 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

Data represent average changes from baseline. As recommended in the published FDA draft guidance regarding the development of acne drugs, data are presented from the ITT population, defined as all randomized patients who were dispensed study product, and the last available on‑treatment observation is used to estimate missing data points. The average lesion count at baseline includes all 108 patients in the ITT population. Missing data for one patient in the vehicle cohort for whom no on‑treatment efficacy assessment was available are excluded from the patient population observed the end of the 12‑week treatment period.

The following chart summarizes the impact of olumacostat glasaretil on the third primary efficacy endpoint: the proportion of patients who achieved a successful improvement in the severity of their disease, as assessed using the IGA. Based on these results, patients treated with olumacostat glasaretil were more than three times more likely than patients who received vehicle only to achieve a successful improvement in IGA score.

IGA Response Rate at Week 12

*

P < 0.01 vs. placebo. P‑values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p‑value of the results. Under this method, a p‑value of 0.05 or less typically represents a statistically significant result.

Data represent average changes from baseline. As recommended in the published FDA draft guidance regarding the development of acne drugs, data are presented from the ITT population, defined as all randomized patients who were dispensed study product. In this analysis, patients with missing data points were considered non‑responders.

When analyzing the Phase 2a study data looking at per‑protocol patients, a population that is smaller in size and thus has lower statistical power, although the IGA and inflammatory lesion count results are statistically significant (p=0.0314 and p=0.0048, respectively), the non‑inflammatory lesion count results do not reach statistical significance (p=0.0566).

The most common adverse events observed in this clinical trial were upper respiratory tract infections, which were considered unrelated to treatment, and application‑site conditions, which are frequently observed in most clinical trials of topical products. No treatment‑related serious adverse events were reported.

Phase 2b Clinical Trial.  Based on the efficacy, safety and tolerability profile observed in the Phase 2a clinical trial, we filed an IND with the FDA in January 2015 and commenced a Phase 2b clinical trial in April 2015 in patients with facial acne. The Phase 2b trial was a randomized, multi-center, double-blind, parallel-group, vehicle-controlled study designed to assess the safety and efficacy of olumacostat glasaretil compared to vehicle in adult patients 18 years and older with moderate-to-severe facial acne vulgaris. A total of 420 patients were enrolled in the study at 34 sites in the United States and Canada. Consistent with the previous Phase 2a trial and in accordance with the published FDA draft guidance for the development of acne drugs, the primary endpoints were absolute changes from baseline in inflammatory and non-inflammatory lesion counts and the proportion of patients achieving at least a two-point improvement from baseline in the five-point IGA scale. Each endpoint was measured at the end of the 12-week treatment period. Inclusion criteria required a minimum of 20 inflammatory lesions and 20 non-inflammatory lesions and an IGA score of three or greater on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease.

Patients were randomized into five separate arms and instructed to apply olumacostat glasaretil at concentrations of 4.0% once daily (n=106), 7.5% once daily (n=110) or 7.5% twice daily (n=101), or to apply vehicle once or twice daily (n=53 and n=50, respectively), in all cases for 12 weeks.

In the Phase 2b trial, olumacostat glasaretil demonstrated statistically significant improvements from baseline to week 12 relative to vehicle in all primary efficacy endpoints at the highest dose of olumacostat glasaretil tested and in most primary endpoints at the two lower doses tested.

•

At the 7.5% twice daily dose, olumacostat glasaretil demonstrated statistically significant improvements from baseline to week 12 relative to vehicle in all primary efficacy endpoints. This highest dose of olumacostat glasaretil also demonstrated the highest efficacy in all primary endpoints compared to the two lower doses. Following 12 weeks of treatment, the number of inflammatory lesions in patients treated with this highest dose of olumacostat glasaretil was reduced by an average of 15.0 compared to 10.7 in patients in the combined vehicle group (p=0.001), or an average percentage reduction of 55.6% compared to 40.0% (p<0.001). The number of non-inflammatory lesions in patients treated with this same dose of olumacostat glasaretil was reduced by an average of 17.5 compared to 9.3 in patients in the combined vehicle group (p<0.001), or an average percentage reduction of 47.8% compared to 28.7% (p<0.001). At the end of the 12-week treatment period, 25.9% of patients treated with this highest dose of olumacostat glasaretil achieved a successful improvement in the IGA score (minimum two-grade improvement) compared to 9.8% of patients in the combined vehicle group (p=0.004).

•

At the 7.5% once daily dose, olumacostat glasaretil demonstrated statistically significant improvements in the inflammatory and non-inflammatory lesion count endpoints compared to the combined vehicle group, and approached but did not reach statistical significance in the IGA improvement endpoint. Following 12 weeks of treatment, the number of inflammatory lesions in patients treated with this dose of olumacostat glasaretil was reduced by an average of 14.5 compared to 10.7 in patients in the combined vehicle group (p=0.004), or an average percentage reduction of 53.3% compared to 40.0% (p=0.004). The number of non-inflammatory lesions in patients treated with olumacostat glasaretil at the 7.5% dose once daily was reduced by an average of 13.4 compared to 9.3 in patients in the combined vehicle group (p=0.050), or an average percentage reduction of 36.6% compared to 28.7% (p=0.152). At the end of the same 12-week treatment period, 19.2% of patients achieved a successful improvement in the IGA score (minimum two-grade improvement) compared to 9.8% of patients in the combined vehicle group (p=0.063).

•

At the 4.0% once daily dose, olumacostat glasaretil demonstrated statistically significant improvements in all three primary endpoints compared to the combined vehicle group. Following 12 weeks of treatment, the number of inflammatory lesions in patients treated with this dose of olumacostat glasaretil was reduced by an average of 14.6 compared to 10.7 in patients in the combined vehicle group (p=0.003), or an average percentage reduction of 54.8% compared to 40.0% (p=0.002). The number of non-inflammatory lesions in patients treated with olumacostat glasaretil at the 4.0% dose once daily was reduced by an average of 15.3 compared to 9.3 in patients in the combined vehicle group (p=0.004), or an average percentage reduction of 42.1% compared to 28.7% (p=0.014). At the end of the same 12-week treatment period, 21.6% of patients achieved a successful improvement in the IGA score (minimum two-grade improvement) compared to 9.8% of patients in the combined vehicle group (p=0.024).

Changes in Lesion Counts at Week 12[1]	IGA Response Rate at Week 12[1]

1.

Data represent average changes from baseline. As recommended in the published FDA guidance, data are presented from the ITT population, defined as all randomized patients dispensed study product. Vehicle group represents all patients who received vehicle (qd or bid). Missing values were handled using the Markov Chain Monte Carlo multiple imputation. IGA response rate reflects the percentage of patients achieving at least a two-point improvement in IGA score from baseline. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. P-values of 0.05 or less (denoted by *) typically represent statistically significant results. P-values shown above represent comparisons to corresponding lesion count reductions and IGA response rate observed in the combined vehicle group.

Consistent with the Phase 2a trial, olumacostat glasaretil was well-tolerated. Adverse events were primarily mild or moderate in severity. The most frequently reported adverse events across all three olumacostat glasaretil treatment groups were common cold (nasopharyngitis; 5.4%), upper respiratory tract infection (2.5%) and application site itching (pruritus; 2.5%). All of the cases of common cold and upper respiratory tract infection were considered unrelated to treatment. No treatment-related serious adverse events were reported.

Phase 3 Clinical Program.  Based on the results of these two Phase 2 clinical trials, we conducted an end‑of‑Phase 2 meeting with the FDA in September 2016 during which we requested and received feedback from the FDA regarding certain elements of our proposed development plan for olumacostat glasaretil in acne vulgaris, including the design and size of Phase 3 clinical trials. We initiated our Phase 3 clinical program in December 2016.

The Phase 3 clinical program consists of two randomized, multi-center, double-blind, parallel-group, vehicle-controlled trials, CLAREOS-1 and CLAREOS-2, designed to assess the safety and efficacy of olumacostat glasaretil compared to vehicle to support a potential NDA submission to the FDA. The program is expected to enroll a total of approximately 1,400 patients ages nine and older with moderate-to-severe acne vulgaris at approximately 100 sites in the United States, Canada and Australia. In each trial, approximately 700 patients will be randomized in a 2:1 fashion and instructed to apply either olumacostat glasaretil at a concentration of 5.0% or vehicle twice daily to the face for 12 weeks.

At the recommendation of the FDA, one of the Phase 3 trials will also allow patients to apply olumacostat glasaretil or vehicle to acne-affected areas on the chest, back or shoulders. This is intended to provide additional safety data on the potential real-world use of olumacostat glasaretil. Efficacy will not be evaluated in these areas.

Consistent with the two earlier Phase 2 trials, inclusion criteria require a minimum of 20 inflammatory lesions and 20 non-inflammatory lesions and an IGA score of three or four on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease. The primary endpoints of both trials will evaluate the absolute changes from baseline in inflammatory and non-inflammatory lesion counts on the face and the proportion of patients achieving at least a two-grade improvement from baseline to a final grade of 0 or 1 on the five-point IGA scale. Secondary endpoints will evaluate the percentage change from baseline in inflammatory and non-inflammatory lesion counts on the face and the proportion of patients achieving at least a two-grade improvement from baseline on the five-point IGA scale. All efficacy endpoints will be measured at the end of the 12-week treatment period. Safety will also be assessed.

The Phase 3 program also includes an open-label study, CLARITUDE, assessing the long-term safety of olumacostat glasaretil, in which approximately 700 patients from either of the two Phase 3 studies will be permitted to continue to receive treatment for up to an additional 36 weeks.

We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 Phase 3 clinical trials in the first half of 2018.

Research Programs

We continue to work on other compounds in research and other preclinical stages of development. In August 2016, we entered into an exclusive option and license agreement with Takeda Pharmaceutical Company Limited pursuant to which we acquired an option to license exclusive worldwide rights for up to three early-stage programs with undisclosed mechanisms of action as potential topical treatment options for dermatologic diseases. If we exercise our option for any program, we would obtain an exclusive, worldwide license to develop and commercialize selected compounds from that program and be solely responsible for further research, development and commercialization costs related to these compounds.

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

Moderate‑to‑Severe Plaque Psoriasis

If approved for the treatment of moderate‑to‑severe chronic plaque psoriasis, we anticipate that Cimzia would compete with other approved and marketed psoriasis therapeutics, including:

•

Injected Biologic Products.  Several injected biologic products are prescribed for the treatment of moderate‑to‑severe plaque psoriasis, including the following TNF inhibitors: Humira, marketed by AbbVie Inc. and Eisai Co., Ltd.; Enbrel, marketed by Amgen Inc., Pfizer Inc. and Takeda Pharmaceutical Company Limited; Remicade, marketed by Janssen Biotech, Inc., a division of Johnson & Johnson, Merck & Co., Inc. and Mitsubishi Tanabe Pharma Corporation; and Inflectra, a biosimilar version of Remicade, marketed by Celltrion Healthcare Co., Ltd. and Hospira, Inc., a division of Pfizer. Other injected biologic products prescribed for the treatment of moderate‑to‑severe plaque psoriasis include: Stelara, marketed by Janssen; Cosentyx, marketed by Novartis Pharmaceuticals Corporation and Maruho; and Taltz, marketed by Eli Lilly.

•

Other Systemic Treatments.  Other systemic treatments are prescribed for the treatment of moderate‑to‑severe plaque psoriasis, including: Otezla, an oral PDE4 inhibitor, marketed by Celgene Corporation; branded injectable and oral methotrexate products such as Otrexup, marketed by Antares Pharma, Inc., and Rasuvo, marketed by Medac Pharma, Inc.; generic injectable and oral methotrexate products marketed by Sandoz Inc., a division of Novartis, Mylan Inc., Teva Pharmaceutical Industries Ltd. and Hospira, Inc.; branded oral cyclosporine products such as Neoral, marketed by Novartis AG, and Gengraf, marketed by AbbVie; generic oral cyclosporine products marketed by Sandoz and IVAX Corporation; branded oral acitretin products such as Soriatane, marketed by Stiefel; and generic oral acitretin products marketed by Teva and Prasco, LLC.

•

Other Treatments.  Various light‑based treatments are used to treat moderate‑to‑severe plaque psoriasis, including various lasers and ultraviolet light‑based therapies such as Oxsoralen‑Ultra, marketed by Valeant Pharmaceuticals International. There are also several prescription, non‑prescription and OTC topical treatments utilized to treat psoriasis, including tazarotene, salicylic acid and coal tar, as well as bath solutions and moisturizers.

In addition to approved moderate‑to‑severe plaque psoriasis treatments, there are several pharmaceutical product candidates that have been approved but not yet marketed in the United States or are under development and could potentially be used to treat psoriasis and compete with Cimzia, including innovative product candidates and generic and biosimilar versions of approved products. For example:

•

The FDA has approved Siliq from Valeant; Amjetiva, a biosimilar version of Humira, from Amgen, which is the subject of patent litigation between Amgen and AbbVie; and Erelzi, a biosimilar version of Enbrel, from Sandoz International GmbH and Hexal AG, divisions of Novartis, which is the subject of patent litigation between Novartis and Amgen.

•

The FDA is currently reviewing applications for approval for marketing of: guselkumab from Janssen Research & Development, LLC, a division of Johnson & Johnson; a biosimilar version of Humira from Boehringer Ingelheim Corp.; a biosimilar version of Enbrel that is approved for marketing in Canada, the European Union and Korea from Samsung Bioepis Co., Ltd., a joint venture of Biogen Inc. and Samsung, by Merck; and a biosimilar version of Remicade that is currently marketed in Korea, from Samsung Bioepis, by Merck.

•

Innovative product candidates in Phase 3 clinical development include: Xeljanz, which is currently marketed in rheumatoid arthritis, from Pfizer; tildrakizumab from Sun Pharmaceutical Industries Ltd.; LAS 41008 from Almirall, S.A.; and risankizumab from AbbVie and Boehringer Ingelheim.

•	Biosimilar product candidates in Phase 3 development include:
•

biosimilar versions of Humira from Coherus BioSciences Inc.; Samsung Bioepis; Pfizer; Biocon Ltd and Mylan Inc.; Fujifilm Kyowa Kirin Biologics Co. Ltd, a joint venture of Fujifilm and Kyowa Hakko Kirin; Shire plc and Momenta Pharmaceuticals Inc.; Merck Serono S.A.; and Sandoz;

•	a biosimilar version of Enbrel from Shire, Coherus and Daiichi Sankyo Co. Ltd; and
•	biosimilar versions of Remicade from Pfizer and Amgen.

Hyperhidrosis

If approved for the treatment of primary axillary hyperhidrosis, we anticipate that glycopyrronium tosylate would compete with other therapies used for hyperhidrosis, including:

•	Self‑Administered Treatments. Self‑administered treatments include OTC and prescription topical antiperspirants. Oral and compounded topical anticholinergics may also be used off‑label.
•

Non‑Surgical Office‑Based Procedures.  Office‑based procedures have been approved for the treatment of hyperhidrosis, including Botox intradermal injections marketed by Allergan plc, MiraDry, a microwave‑based treatment marketed by Miramar Labs, Inc., and PrecisionTx, a laser-based procedure from Cynosure, Inc.

•

Surgical Treatments.  Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, also are used to destroy nerves that transmit activating signals to sweat glands.

There are also several treatments under development that potentially could be used to treat hyperhidrosis and compete with glycopyrronium tosylate, including: an ultrasound device from Ulthera, Inc., a subsidiary of Merz Pharma GmbH & Co. KGaA; topical forms of botulinum toxin from Allergan and Eirion Therapeutics, Inc.; topical anticholinergic product candidates from Brickell Biotech, Inc. and GlaxoSmithKline LLC (“GSK”); and oral anticholinergic product candidates from Allergan and TheraVida, Inc.

Acne

If approved for the treatment of acne, we anticipate that olumacostat glasaretil would compete with other approved prescription acne products, including:

•

Topical Retinoids.  Single‑agent topical retinoid products prescribed for the treatment of acne include: Differin, marketed by Galderma S.A., a division of Nestle S.A.; Tazorac, marketed by Allergan; Fabior, marketed by GSK; and branded and generic tretinoin products, such as Retin‑A Micro, marketed by Valeant. Topical retinoids are also used in combination products that include an antimicrobial, such as benzoyl peroxide, as in Epiduo, marketed by Galderma; or clindamycin phosphate, as in Ziana, marketed by Medicis Pharmaceutical Corporation, a division of Valeant, and Veltin, marketed by Aqua Pharmaceuticals, LLC, a division of Almirall.

•

Topical and Oral Antimicrobials.  Several topical antimicrobial products are prescribed for the treatment of acne, including single‑agent products such as: Aczone, marketed by Allergan; Clindagel, marketed by Onset Dermatologics LLC, a division of Valeant; and branded and generic benzoyl peroxide, clindamycin phosphate and erythromycin products. Topical antimicrobials are also used in combination products that include a retinoid, such as in Ziana and Veltin, or another antimicrobial, such as in Acanya and Onexton, marketed by Valeant. Oral antibiotics are also prescribed for the treatment of acne, including branded and generic doxycycline and minocycline products, such as: Doryx and Doxteric, marketed by Mayne Pharma Group Ltd.; Acticlate and Monodox, marketed by Aqua Pharmaceuticals; and Solodyn, marketed by Medicis.

•

Oral Isotretinoin.  Several branded and generic oral isotretinoin products are prescribed for the treatment of acne, including: Absorica, marketed by Ranbaxy Laboratories Limited and Cipher Pharmaceuticals Inc.; Amnesteem, marketed by Mylan; Claravis, marketed by Teva; Myorisan, marketed by Versapharm Incorporated; and Zenatane, marketed by Promius Pharma, LLC, a division of Dr. Reddy’s Laboratories Limited.

•

Oral Hormonal Therapies.  Several branded and generic oral hormonal therapies are prescribed for the treatment of acne, including: branded and generic combinations of drospirenone and ethinyl estradiol, such as Yaz, marketed by Bayer HealthCare AG, and Ocella, marketed by Teva; and branded and generic combinations of norgestimate and ethinyl estradiol, such as Ortho Tri‑Cyclen, marketed by Janssen, TriNessa, marketed by Allergan, and Tri‑Sprintec, marketed by Teva.

In addition to approved prescription acne therapies, a number of prescription products are used off‑label for the treatment of acne, including branded and generic products containing the oral hormonal therapy spironolactone, such as Aldactone, marketed by G.D. Searle LLC, a division of Pfizer. A wide range of OTC and device products are also used to treat acne, including: OTC benzoyl peroxide products and skin cleansers, such as Proactiv, marketed by Guthy‑Renker LLC; and light‑based therapies, such as Blu‑U, marketed by Dusa Pharmaceuticals, Inc., a division of Sun, and Acne Clearing Blue Light, marketed by Tria Beauty, Inc.

Furthermore, there are several product candidates in development that could potentially be used to treat acne and compete with olumacostat glasaretil. Product candidates in Phase 3 development include: topical retinoids by Galderma and Phosphagenics Limited; topical antimicrobials by each of Galderma, Valeant, Maruho, Allergan and Foamix Pharmaceuticals Ltd.; a topical hormonal therapy by Cassiopea SpA, a subsidiary of Cosmo Pharmaceuticals SpA; an oral antibiotic by Allergan; a topical nitric oxide‑based therapy by Novan, Inc.; and light‑based therapies by LEO Pharma A/S and KLOX Technologies, Inc. There are also product candidates in earlier stages of development that could potentially be used to treat acne and compete with olumacostat glasaretil, including products currently being developed by BioPharmX Corporation, Cassiopea, Pfizer and Xenon Pharmaceuticals Inc.

Commercial Operations

We are building a commercial infrastructure to support the potential commercialization of our product candidates in the United States and Canada. We intend to build a targeted sales force to establish relationships with dermatologists. We expect that our sales force will be supported by sales management, internal sales support, an internal marketing group, market access and payor efforts and supply chain management. To develop the appropriate commercial infrastructure, we will have to invest significant financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. To commercialize Cimzia, we intend to leverage the commercial infrastructure of our partner, UCB, in selected areas, such as manufacturing, distribution, managed care and patient access, which would provide us with additional resources and expertise in these areas. We may also partner with third parties to help us reach other geographic markets or therapeutic specialties.

Research and Development

Total research and development expenses were $83.2 million, $66.8 million and $30.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing the proprietary rights of others. With respect to the former, our policy is to protect our proprietary position by, among other methods, filing patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office (“USPTO”) and its foreign counterparts. We seek to avoid the latter by monitoring patents and publications that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action.

As of December 31, 2016, we own or have an exclusive license to 26 issued U.S. patents and 48 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 13 pending U.S. patent applications and 27 pending foreign patent applications. In addition, we have patents and patent applications not included in the figures noted above related to Cimzia licensed to us under the UCB Agreement, including six U.S. patents and two Canadian patents.

Issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, for our lead product candidates, glycopyrronium tosylate, Cimzia and olumacostat glasaretil, will expire between 2020 and 2034.

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

Collaborations and License Agreements

Collaboration with UCB

In March 2014, we entered into the UCB Agreement, which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, the EMA and the Canadian federal department for health (“Health Canada”), and upon the grant of regulatory approval in the United States and Canada, that we will promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB Agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States and Canada. In connection with the UCB agreement, UCB purchased $5.0 million of shares of our Series B convertible preferred stock in April 2014, $7.5 million of shares of our Series C convertible preferred stock in August 2014 and $7.5 million of shares of our common stock from us in a private placement concurrent with our initial public offering (“IPO”) at the IPO price.

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for paying all development costs specified under the UCB Agreement and incurred in connection with the development plan up to a specified amount greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia and etanercept clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. Any development costs in excess of $95.0 million or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA‑specific post‑approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. As of December 31, 2016, we had earned all of the $36.0 million in potential development milestones. The dosing of the first patient in the Phase 3 clinical program for Cimzia, which occurred in December 2014, triggered a $7.3 million development milestone payment from UCB, which we received in the first quarter of 2015. The completion of patient enrollment in a Phase 3 clinical trial for Cimzia, which occurred in September 2015, triggered another $7.3 million development milestone payment from UCB, which we received in the fourth quarter of 2015. The completion of a clinical study report for a Phase 3 clinical trial for Cimzia, which occurred in December 2016, triggered two separate $10.7 million development milestone payments from UCB.  We received the first $10.7 million development milestone payment in the first quarter of 2017 and expect to receive the second $10.7 million development milestone payment in the second quarter of 2017. Under the terms of the UCB Agreement, we will have the exclusive rights upon regulatory approval of the psoriasis indication to promote Cimzia to dermatologists in the United States and Canada. Following such regulatory approval, UCB will book sales and is obligated to pay us royalties representing a percentage of the annual gross margin (after subtracting the costs of certain commercialization support services to be provided by UCB) from Cimzia sales attributed to dermatologists for all indications in the United States and Canada. In each year, the royalties will be payable quarterly and are tiered based upon increasing levels of annual net sales attributed to dermatologists in such year, with UCB retaining between 10% and, above $150.0 million of such annual net sales in such year, 50%, and Dermira receiving the balance, of such annual gross margin. In addition, UCB is obligated to pay us up to an aggregate of $40.0 million upon the achievement of tiered milestones based on annual net sales of Cimzia attributed to dermatologists in the United States and Canada.

We have decision‑making authority for the level of commercial and medical affairs activities we conduct and are responsible for the costs and expenses that we incur in connection with such activities. We have agreed to make at least a certain number of annual promotional presentations to dermatologists in the United States or that at least a certain portion of the incentive compensation paid to our sales force will be based on sales of Cimzia attributable to dermatologists in the United States.

The UCB Agreement provides for the establishment of a joint steering committee, joint development committee and joint commercialization committee to oversee and coordinate the parties’ activities under the UCB Agreement. We and UCB have agreed to make committee decisions by consensus and although UCB has final decision‑making authority for development, regulatory and commercialization strategy (including product pricing), except as required by regulatory authorities, UCB cannot amend the agreed development plan or increase the development budget without our approval.

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

UCB does not have the right to terminate the UCB Agreement if we consummate a change of control with a third party that is not clinically developing or commercializing a biologic TNF inhibitor, which we refer to as a non‑competitor company, so long as (1) the non‑competitor company either (a) is engaged in the development or commercialization of a pharmaceutical product or (b) will maintain us as an operating entity and will maintain at least 50% of our executive management team for at least 12 months, (2) the non‑competitor company has sufficient working capital to continue and complete our development obligations under the UCB Agreement (taking into consideration any milestone payments to be made by UCB) and has the ability to obtain sufficient funding to perform the commercial and medical affairs activities and other obligations for which we are responsible under the UCB Agreement and (3) if the change of control occurs prior to the date of the grant of first regulatory approval for Cimzia for the treatment of psoriasis in the United States, Canada or the European Union, the non‑competitor company agrees in writing to complete such development obligations. If we consummate a change of control with a non‑competitor company that does not meet all of these requirements, then UCB has the right to terminate the UCB Agreement.

Without the prior written consent of UCB, we are not permitted to assign or transfer our rights or obligations under the UCB Agreement other than to our affiliates or a non‑competitor company that meets the requirements described in the prior paragraph or in the event UCB elects not to terminate the UCB Agreement in connection with a change of control having had the right to do so.

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

The UCB Agreement is terminable by UCB if we commit an uncured material breach of the UCB Agreement, in the event of our insolvency, or following our change of control with a competitor company or with a non‑competitor company that does not meet the requirements described above. In these events, we are obligated to transition to UCB at our expense our activities under the UCB Agreement and if such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we are obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones when such milestones are achieved. UCB will remain responsible for its share of the development costs above the agreed amount and for pediatric clinical studies and its sole responsibility to fund any EMA‑specific post‑approval studies. If we comply with these development funding obligations, UCB is obligated to reimburse us for the development costs we incur less any applicable development milestone deductions, and if the termination occurs following regulatory approval, less any royalty payments and sales‑based milestone payments made, by paying to us a low single‑digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all such costs we have incurred have been reimbursed.

The UCB Agreement is also terminable by UCB if it determines that a validated safety signal is established the magnitude of which UCB determines constitutes a significant patient risk so that the development or commercialization of Cimzia should cease. In this event, UCB is obligated to reimburse us for the development, commercial and medical affairs costs we have incurred in accordance with the UCB Agreement by paying to us a low single‑digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all costs have been reimbursed. Upon such a termination, UCB is obligated to no longer develop or commercialize Cimzia for the treatment of psoriasis anywhere in the world.

The UCB Agreement is terminable by us if UCB commits an uncured material breach of the UCB Agreement or in the event of UCB’s insolvency. In such events, UCB is obligated to pay us an amount equal to the fair market value of the UCB Agreement to us subject, if termination occurs before we and UCB have received the complete data set used to assess the primary efficacy endpoint of the first Phase 3 clinical trial of Cimzia for the treatment of psoriasis, to a minimum amount equal to a multiple of more than one time but less than two times the sum of the development, commercial and medical affairs costs we have incurred, the costs we incur transitioning development and commercialization to UCB and the costs, which we refer to as disruption and transition costs, that we incur as a result of termination, including terminating employees, reducing or disposing of facilities and equipment and terminating or modifying agreements with third parties. The fair market value of the UCB Agreement is the amount that a willing buyer would pay to a willing seller in an arm’s length transaction for all of our rights under the UCB Agreement, plus the disruption and transition costs. UCB is obligated to increase the payments to be made to us described in this paragraph by a tax gross‑up equal to the income and other taxes incurred by us with respect to the receipt of such payments and the receipt of such gross‑up amount, and if the payment to us is based on the minimum amount calculated above, instead of the determination of the fair market value of the UCB Agreement, UCB may offset such payment by the aggregate amount of all development milestone payments that UCB previously paid to us. We and UCB have agreed to cooperate to minimize the amount of such taxes and if the resulting transaction structure results in taxation either to us, our affiliates or our stockholders, then the tax gross‑up payment will also include an amount to be paid to such persons sufficient to cause their net tax costs to be no greater than the taxes they would have paid had the consideration received in such transaction been taxed net of basis at the long‑term capital gains rate.

The UCB Agreement is also terminable by us after we and UCB have received the complete data set used to assess the primary efficacy endpoint of the first Phase 3 clinical trial of Cimzia for the treatment of psoriasis. In this event, we are obligated to pay the costs of winding down all then‑ongoing clinical studies or, if UCB elects to continue the development and commercialization of Cimzia for the treatment of psoriasis, continue to pay the costs for which we would have been responsible under the agreed development plan up to the completion, or the date of termination by UCB, of all then‑ongoing clinical studies, reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones when such milestones are achieved. UCB will remain responsible for its share of development costs above the agreed amount and for pediatric clinical studies and its sole responsibility to fund any EMA‑specific post‑approval studies. If we comply with these development funding obligations and Cimzia is approved for the treatment of psoriasis, UCB is obligated to reimburse us for the net development costs we incur by paying to us a low single‑digit royalty on the net sales received by UCB from the sale of Cimzia in the United States and Canada in all indications until all such costs we have incurred have been reimbursed. The UCB Agreement is also terminable by us following the commercial launch of Cimzia if UCB implements one or more business decision(s) specifically aimed and directed exclusively at Cimzia for the treatment of moderate‑to‑severe plaque psoriasis alone with the intention of materially benefiting the rest of UCB’s Cimzia franchise and that UCB knew or reasonably should have known that such business decision(s) would, and such business decision(s) did, in fact, result in a material decrease in the amount of royalties payable to us under the UCB Agreement. We shall have no right to terminate the UCB Agreement if UCB (1) initiates corrective action immediately on receipt by it of a notice from us to reverse said material decrease in the amount of royalties payable to us under the UCB Agreement and (2) until such corrective action has taken effect so as to reverse such material decrease, UCB has reimbursed us in an amount equivalent to the loss of royalties under the UCB Agreement from the date of the implementation of such business decision(s) up to the date of such reversal.

Agreements with Rose U and Stiefel

In April 2013, we entered into an exclusive license agreement with Rose U pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know‑how and data related to our hyperhidrosis program. The license agreement with Rose U included a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel. In connection with the license agreement we entered into a letter agreement with Stiefel pursuant to which we assumed Rose U’s obligation to pay Stiefel approximately $2.5 million in connection with the commercialization of products developed using the licensed data and to indemnify Stiefel for claims arising from the use, development or commercialization of products developed using the Stiefel data. The agreements require us to use commercially reasonable efforts to develop and commercialize products using the licensed patent rights, know‑how and data.

Pursuant to these agreements with Rose U and the related agreement with Stiefel with respect to our hyperhidrosis program, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are obligated to pay Rose U low‑to‑mid single‑digit royalties on net product sales and low double‑digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon an acquisition of us or our assets that relate to the license agreement, provided that in the event of an acquisition of our assets we must first pay to Stiefel the commercialization payment we are obligated to make on behalf of Rose U, if such amount has not already been paid. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. We may also terminate the license agreement if we determine that development results or market dynamics do not justify further development or commercialization of licensed products, in which case, all patent and technology rights shall revert to Rose U and we will (1) grant Rose U a perpetual nonexclusive license to any improvements owned by us related to the Rose U intellectual property that have been applied to or used with our hyperhidrosis program, at a royalty rate to be mutually agreed through good faith negotiation, and (2) for 120 days after such termination, assist and cooperate with Rose U (at Rose U’s expense) in connection with the license of such improvements to Rose U. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product have elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. The last‑to‑expire issued patent that we licensed under the license agreement with Rose U expires in 2029.

Agreements with Maruho

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains.

In connection with the execution of the Maruho Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of our Series B convertible preferred stock in March 2013 for an aggregate purchase price of $10.0 million. As of December 31, 2016, Maruho owned approximately 3.3% of our outstanding capital stock.

In September 2016, we entered into an Exclusive License Agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”). Pursuant to the terms of the Maruho G.T. Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho G.T. Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost. The Maruho G.T. Agreement is unrelated to, and the exclusive license of glycopyrronium tosylate in Japan to Maruho was not subject to the terms of, the Maruho Right of First Negotiation Agreement.

Unless earlier terminated, the Maruho G.T. Agreement will remain in effect until the later of: (1) expiration or abandonment of the last valid claim of the applicable patent rights in Japan; (2) expiration of any market exclusivity in Japan granted by the applicable regulatory authority; and (3) 15 years following the date of the first commercial sale of the drug product in Japan.

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post‑approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. As a result of these regulations, pharmaceutical product development and approval are very expensive and time consuming.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well‑ controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre‑market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. For dermatology products, Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well‑controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required activities, including clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States.

The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with the FDA’s good clinical practice requirements. Additionally, the FDA typically inspects the facility or the facilities at which the drug is manufactured, and may inspect the sponsor company and investigator sites that participated in the clinical trials. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective for the stated indication.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction following FDA review of a resubmission of the NDA, the FDA will issue an approval letter.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post‑approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA. An alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA (“505(b)(2) NDA”), which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) NDA applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) NDA applicant.

Biologics

Cimzia is a biological product. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”), via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs and BLA supplements, including review timelines, are very similar to those for NDAs and NDA supplements, and biologics are associated with similar approval risks and costs as drugs.

Post‑Approval Requirements

Once an NDA is approved, a product will be subject to certain post‑approval requirements. For instance, the FDA closely regulates the post‑approval marketing and promotion of drugs, including standards and regulations for direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post‑marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality‑control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality‑control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six‑month extension of any exclusivity, patent or non‑patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of our programs.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries in which our clinical trials or commercial sales are conducted. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Regulatory authorities in certain countries outside of the United States have a process similar to the FDA’s that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and institutional review board, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time may be longer or shorter than that required for FDA approval.

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

Anti‑Kickback, False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, anti‑kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal healthcare program anti‑kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, as amended (“PPACA”), amended the intent element of the federal anti‑kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exceptions or safe harbor.

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule pursuant to PPACA that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is expected to be posted in searchable form on a public website beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners and entities in these states. Other states prohibit various other marketing‑related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes. Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Reimbursement

Sales of any of our product candidates that are approved will depend, in part, on the extent to which the costs of our approved products will be covered by third‑party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, demonstration of cost effectiveness versus standard of care, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If any of our products are approved and these third‑party payors do not consider our approved products to be cost‑effective compared to other therapies, they may not cover our approved products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our approved products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand‑alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our approved products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

The PPACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively “ACA”), enacted in March 2010, had a significant impact on the health care industry. The ACA is expanded coverage for the uninsured while at the same time implemented measures to contain overall healthcare costs. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. Moreover, although the U.S. Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA. In addition, the current presidential administration and members of the majority of the U.S. Congress have publicly declared that they intend to repeal all or parts of ACA.

In addition, in some non‑U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Manufacturing and Supply

We currently contract with third parties for the manufacture of our small‑molecule drug substances and drug products for preclinical studies and clinical trials and intend to continue doing so in the future. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over the contract manufacturing organizations (“CMOs”) with which we contract. We rely on third‑party manufacturers for scale‑up and process development work and to produce sufficient quantities of development product candidates for use in clinical and preclinical trials. We currently have development contracts and quality agreements with several CMOs for the manufacturing of our small‑molecule drug substances and topical drug products. We anticipate that these CMOs will have capacity to support commercial scale, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue other CMOs for manufacturing supplies for later‑stage trials and for commercialization. We currently have no plans to establish a manufacturing capability, but rather plan to continue to rely on third‑party manufacturers for any future trials and commercialization of the small‑molecule compounds for which we retain manufacturing responsibility. Under the UCB Agreement, UCB retains all responsibilities for the manufacture of Cimzia.

Employees

As of December 31, 2016, we had 95 regular full‑time employees, including 55 in research and development. From time to time, we also retain independent contractors to support our organization. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. We changed our name to Dermira, Inc. in September 2011. Our principal executive offices are located at 275 Middlefield Road, Suite 150, Menlo Park, CA 94025, and our telephone number is (650) 421‑7200. Our website address is www.dermira.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10‑K.

Available Information

Our website address is www.dermira.com. The information contained on, or that can be accessed through, our website is not a part of this report. Investors should not rely on any such information in deciding whether to purchase our common stock. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, reports filed pursuant to Section 16 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), proxy and information statements and amendments to items filed pursuant to Sections 13(a), 14, 15(d) and 16 of the Exchange Act are filed with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such documents and other information filed by the Company with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC’s website.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the “Investors” page of our website. Corporate governance information, including the charters for the committees of our board of directors, codes of business conduct and ethics and corporate governance guidelines, is also available on the “Investors” page of our website located at http://investor.dermira.com.

In addition to SEC filings, press releases, public conference calls and webcasts, we use our website (www.dermira.com), and LinkedIn page (https://www.linkedin.com/company/dermira‑inc‑) as channels of distribution of information about our company, our product candidates, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters. It is possible that the information we post on our website and through our LinkedIn page could be deemed material information. We may use these channels to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website and our LinkedIn page in addition to following our press releases, SEC filings, public conference calls and webcasts.

The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers

The following table sets forth the names, ages as of February 28, 2017, and positions of our executive officers:

Name	Age	Position
Thomas G. Wiggans	65	Chief Executive Officer and Chairman of the Board
Eugene A. Bauer, M.D.	74	Chief Medical Officer and Director
Christopher M. Griffith	40	Senior Vice President, Corporate Development & Strategy
Andrew L. Guggenhime	48	Chief Operating Officer and Chief Financial Officer
Lori Lyons-Williams	39	Chief Commercial Officer
Luis C. Peña	54	Chief Development Officer

Thomas G. Wiggans.  Mr. Wiggans founded our company in August 2010, has served as our Chief Executive Officer and a member of our board of directors since August 2010 and has served as the Chairman of our board of directors since April 2014. Mr. Wiggans has served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Onyx from March 2005 until its acquisition by Amgen Inc. in October 2013, Sangamo Biosciences from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012 and as Chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer in December 2011. From October 2007, Mr. Wiggans served as Chairman of the board of directors of Peplin and in August 2008, he became its Chief Executive Officer, serving in these positions until Peplin’s acquisition by LEO Pharma in November 2009. Previously, Mr. Wiggans served as Chief Executive Officer of Connetics from 1994, and as Chairman of the board of directors of Connetics from January 2006, and he served in these positions until December 2006 when Connetics was acquired by Stiefel Laboratories. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares‑Serono S.A. in various management positions including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly. In addition, Mr. Wiggans is a member of the board of directors of the Biotechnology Innovation Organization and is a member of the board of trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

Eugene A. Bauer, M.D.  Dr. Bauer founded our company in August 2010, has served as a member of our board of directors since August 2010 and has served as our Chief Medical Officer since October 2011. From February 2010 to June 2012, Dr. Bauer served on the board of directors of Vyteris, Inc. From June 2006, Dr. Bauer served as a member of board of directors of Peplin, Inc., a biotechnology company, and in October 2008, he became its President and Chief Medical Officer, and he served in these positions until Peplin’s acquisition by LEO Pharma A/S in November 2009. From November 2004 to October 2008, Dr. Bauer was Chief Executive Officer of Neosil Inc., a dermatology company that was acquired by Peplin in October 2008. In 1993, Dr. Bauer co‑founded Connetics Corporation, a biotechnology company, where he served as a member of the board of directors until October 2005. Dr. Bauer served as Dean of the Stanford University School of Medicine from 1995 to 2001 and as Chair of the Department of Dermatology at the Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University, a position he has held since 2002. In addition, he is a member of the boards of directors of Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.), First Wave Technologies, Inc., Cerecor, Inc., and Kadmon Corporation, LLC. Dr. Bauer also previously served as a member of the boards of directors of Dr. Tattoff, Inc., Protalex, Inc., PetDRx, Inc., Arbor Vita Corp., Patient Safety Technologies, Inc., MediSync Bioservices and Modigene Inc. (later re‑named PROLOR Biotech, Inc.). Dr. Bauer was a U.S. National Institutes of Health (“NIH”) funded investigator for 25 years and has served on review groups for the NIH. Dr. Bauer has been elected to several societies, including the National Academy of Medicine of the United States, and currently serves as a director of the American Dermatological Association, Inc. Dr. Bauer received a B.S. in medicine and an M.D. from Northwestern University.

Christopher M. Griffith founded our company in August 2010 and has served as our Senior Vice President of Corporate Development and Strategy since January 2017, after previously serving as our Vice President of Corporate Development and Strategy since August 2011 and Head of Corporate Development and Strategy since September 2010. From July 2005 to September 2010, Mr. Griffith worked in corporate development at Gilead Sciences, Inc., most recently as Associate Director of Corporate Development. From May 2004 to August 2004, Mr. Griffith worked in the bio‑oncology strategy group at Genentech, Inc., a biotechnology company. From 2001 to 2003, Mr. Griffith worked at Bay City Capital. Mr. Griffith received B.S. and M.S. degrees in biological sciences from Stanford University and an M.B.A. degree from Harvard Business School.

Andrew L. Guggenhime has served as our Chief Operating Officer and Chief Financial Officer since April 2014. From September 2011 to April 2014, Mr. Guggenhime served as Chief Financial Officer for CardioDx, Inc., a molecular diagnostics life sciences company, and as a member of the CardioDx board of directors from April 2014 until July 2016. From September 2010 to April 2011, Mr. Guggenhime served as Chief Financial Officer for Calistoga Pharmaceuticals, Inc., a biotechnology company acquired in April 2011 by Gilead. From December 2008 to June 2010, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Facet Biotech Corporation, a biotechnology company acquired in April 2010 by Abbott Laboratories. Facet Biotech Corporation was spun off from PDL BioPharma, Inc., a biopharmaceutical company, at which Mr. Guggenhime served as Chief Financial Officer from April 2006 to December 2008. From October 2000 to March 2006, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Neoforma, Inc., a provider of supply‑chain management solutions for the healthcare industry, and from January to October 2000 he served as its Vice President, Corporate Development. Mr. Guggenhime began his career in financial services at Merrill Lynch & Co. and Wells Fargo & Company. Mr. Guggenhime holds an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.A. in international politics and economics from Middlebury College.

Lori Lyons-Williams has served as our Chief Commercial Officer since December 2016. Prior to joining Dermira, Ms. Lyons-Williams served 15 years in various positions within the sales and marketing organization at Allergan plc, most recently as Vice President, Sales & Marketing for the Urology franchise from January 2014 to August 2016. In previous roles within Allergan, she served as Product Director for Allergan’s medical dermatology brands and also held senior-level positions on the Aczone and Botox marketing teams. Ms. Lyons-Williams began her career as a pharmaceutical sales representative at Johnson & Johnson. She is currently involved with certain non-profit organizations, including serving as a director and Vice Chair of the National Association for Continence and as a director of Girls, Inc. Orange County. She holds an M.B.A. from the Carlson School of Management of the University of Minnesota and a B.A. in interdisciplinary studies from Virginia Polytechnic Institute and State University.

Luis C. Peña is a co‑founder and has served as our Chief Development Officer since February 2016, after previously serving as our Executive Vice President of Product Development from July 2013 to February 2016 and our Vice President of Product Development from June 2011 to July 2013. From November 2010 to June 2011, Mr. Peña served as a consultant to our company. Mr. Peña served as Vice President, Head of Global Prescription Development at Stiefel, a GSK company, from January 2010 to March 2011 and, from January 2007 to December 2009, Mr. Peña served as Senior Vice President Portfolio Planning and Management at Stiefel, prior to its acquisition by GlaxoSmithKline LLC. From 2005 to 2007, Mr. Peña served as Vice President of Portfolio Planning and Management of Connetics. From 2001 to 2005, Mr. Peña served as Vice President of Product Development of Nuvelo, Inc., a biopharmaceutical company. Previously, Mr. Peña served as Senior Director of Project Planning and Management for Theravance, Incorporated, a pharmaceutical company, and held various positions in manufacturing, research and development at Genentech. Mr. Peña currently serves as an advisor to the SPARK program for the Stanford University School of Medicine where he has been an advisor since 2012. Mr. Peña holds a B.S. in biochemistry from San Francisco State University.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Our operations and financial results are subject to numerous risks and uncertainties, including those described below, which may have a material and adverse effect on our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10‑K. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates.

Our portfolio includes three Phase 3 product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in development in collaboration with UCB Pharma S.A. (“UCB”) for the treatment of moderate-to-severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), in development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in development for the treatment of acne vulgaris, or acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. For more information about risks under our development and commercialization agreement with UCB (“UCB Agreement”), see “—Risks Related to Our Collaboration with UCB.” In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	the ability to raise additional capital on acceptable terms, or at all;
•	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•

whether we are required by the U.S. Food and Drug Administration (“FDA”) or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

•

acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•	our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;
•	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and
•	our ability to in-license or acquire additional product candidates that we believe can be successfully developed and commercialized.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $89.1 million, $78.4 million and $31.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $250.1 million.

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

As of December 31, 2016, we had capital resources consisting of cash and cash equivalents and investments of $276.5 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements into second half of 2018. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, Cimzia, glycopyrronium tosylate and olumacostat glasaretil, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

The amount and timing of our future funding requirements will depend on many factors, including:

•

the timing, rate of progress and cost of any preclinical and clinical trials and other product development activities for our current and any future product candidates that we develop, in-license or acquire;

•	the results of the clinical trials for our product candidates in the United States and any foreign countries;
•	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;
•	the number and characteristics of any additional future product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;
•	costs relating to building our infrastructure to prepare for potential commercial launch of our products, which will be incurred even if our product candidates are not ultimately approved for sale;
•	the cost of commercialization activities if our current or any future product candidates are approved for sale, including manufacturing, marketing, sales and distribution costs;
•	the degree and rate of market acceptance of any approved products;
•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;
•	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;
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

Clinical drug development for our product candidates is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;
•	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;
•

slower than expected rates of subject recruitment and enrollment rates in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, such as acne;

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

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient (“API”) through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. As a result, safety and efficacy can be difficult to establish. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the dosage form for glycopyrronium tosylate is an API-saturated wipe, and we are not aware of previous FDA approvals of prescription drug wipes. In addition, it is possible that the FDA may require more exposure of individuals to glycopyrronium tosylate than we have collected in our safety database. If we are required to expose additional individuals to glycopyrronium tosylate in order to establish a safety database sufficient for approval, approval of glycopyrronium tosylate, if at all, could be delayed and our costs could increase.

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

To gain approval to market a biologic product such as Cimzia or a new drug such as glycopyrronium tosylate or olumacostat glasaretil, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic products, including a drug such as Cimzia that has been approved for multiple indications, and new drug products, involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two DRM04 Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity portion of which (Item 2) was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product.

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

•	the data collected from clinical trials may not be sufficient to support the submission and approval of an NDA, BLA or other applicable regulatory filing;
•	the FDA or the applicable foreign regulatory body may require additional preclinical studies or clinical trials;
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

Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. For example, the FDA may not agree with our Phase 3 clinical trial protocols for Cimzia or glycopyrronium tosylate. In addition, our product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. In our collaboration with UCB, we are required to pursue development in support of UCB seeking approval from each of the FDA, the EMA and Health Canada, although we have the right to abandon pursuit of regulatory approval in Canada. If UCB is unable to obtain and retain regulatory approval for the marketing of Cimzia for psoriasis, we could lose our ability to receive royalties and regulatory- and sales-based milestone payments, which would adversely affect our financial position and business.

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

We have never completed a Phase 3 program or prepared, or obtained approval of, an NDA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our product candidates. Failure to successfully complete any of these activities in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Conducting a Phase 3 program and preparing, and obtaining approval of, an NDA submission or equivalent foreign filing are complicated processes. Although our employees have conducted Phase 3 programs and prepared, and obtained approvals of, NDAs and equivalent foreign filings in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. We commenced the Phase 3 program for Cimzia in December 2014, commenced the Phase 3 program for glycopyrronium tosylate in July 2015 and commenced a Phase 3 program for olumacostat glasaretil in December 2016. Failure to successfully complete, or delays in, our Phase 3 programs would prevent us from or delay us in obtaining regulatory approval for our product candidates and could prevent us from or delay us in receiving development- or regulatory-based milestone payments. Additionally, failure to complete or obtain, or delays in completing or obtaining, our NDA submissions for glycopyrronium tosylate or olumacostat glasaretil or approval thereof, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance.

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

Additionally, we are uncertain whether the market for injectable biologic tumor necrosis factor-alpha (“TNF”) inhibitors for the treatment of moderate-to-severe plaque psoriasis has peaked and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe chronic plaque psoriasis. In particular, Cimzia’s administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira, Enbrel and other approved therapies. Even if approved for moderate-to-severe chronic plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other TNF inhibitors or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling. Furthermore, market access to Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis, if approved, may be hindered by the current payor environment in the TNF category and would be adversely impacted if coverage under managed care plans and other healthcare payors is unavailable or reimbursement is inadequate.

If any of our current or future product candidates are approved for use but fail to achieve the broad degree of physician, patient and payor adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Almirall, S.A., Amgen Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Biocon Ltd, BioPharmX Corporation, Inc., Boehringer Ingelheim, Brickell Biotech, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., Celgene International, Celltrion Healthcare Co., Ltd., Coherus BioSciences, Inc., Daiichi Sankyo Co. Ltd, Eirion Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Foamix Pharmaceuticals Ltd., Fujifilm Kyowa Kirin Biologics Co. Ltd, Galderma S.A., GlaxoSmithKline LLC (“GSK”), Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Maruho Co., Ltd., Merck & Co., Inc., MetrioPharm AG, Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Momenta Pharmaceuticals Inc., Mylan Inc., Novan, Inc., Novartis International AG, Pfizer Inc., Ranbaxy Pharmaceuticals Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Samsung Bioepis Co., Ltd., Sandoz International GmbH, Shire plc, Sun Pharmaceutical Industries Ltd., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., UCB, Ulthera, Inc., Valeant Pharmaceuticals International and Xenon Pharmaceuticals Inc. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

In addition, Cimzia will compete against oral systemic treatments for psoriasis, such as Soriatane, Otezla, Trexall and Neoral, and against a number of approved topical treatments for psoriasis, including branded drugs and generic versions where available. There are a number of other treatments used for psoriasis, including light-based treatments, topical corticosteroids and non-prescription topical treatments. Certain alternative treatments offered by competitors may be available at lower prices and may offer greater efficacy or better safety profiles.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. The FDA has approved Inflectra, a biosimilar version of Remicade; Amjetiva, a biosimilar version of Humira; and Erelzi, a biosimilar version of Enbrel. In addition, biosimilar product candidates in Phase 3 development by other companies include biosimilar versions of Remicade, Humira and Enbrel. If Cimzia receives marketing approval for the treatment of moderate-to-severe chronic plaque psoriasis, we expect competition from potential future biosimilars. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of Cimzia. Such competition could lead to off-label use of the biosimilar for psoriasis or reduced market share and contribute to downward pressure on pricing and reduced profit margins.

We expect to face generic competition for our product candidates, which could adversely affect our business, financial condition, operating results and prospects.

Upon the expiration or loss of any patent protection for any of our product candidates that are approved, or upon the “at-risk” launch, despite pending patent infringement litigation against the generic product, by a generic competitor of a generic version of any of our product candidates that are approved, which may be sold at significantly lower prices than our approved product candidates, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects. In particular, our glycopyrronium tosylate product candidate faces competition from currently marketed generic oral and compounded topical anticholinergic agents. In addition, we may be subject to additional competition from third parties pursuing topical formulations of other anticholinergic agents for hyperhidrosis.

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

We have conducted, are conducting and may in the future choose to conduct, one or more of our clinical trials outside the United States, including in Australia, Canada and Europe. For example, our Phase 3 clinical programs for Cimzia and glycopyrronium tosylate were conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we provide assurances that our insurance coverage will be sufficient to cover our liability under any such cases.

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

Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Although we have obtained product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, if Cimzia is approved for use in the United States for the treatment of moderate-to-severe chronic plaque psoriasis, due to the design of our Phase 3 clinical trial comparing Cimzia to Enbrel, the prescribing information may not include data comparing the clinical performance of Cimzia and Enbrel and we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia to Enbrel in our marketing materials. Similarly, although our glycopyrronium tosylate product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote glycopyrronium tosylate for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

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

If the FDA concludes that our glycopyrronium tosylate product candidate does not satisfy the requirements under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“Section 505(b)(2)” pathway), or if the requirements for our glycopyrronium tosylate product candidate under the Section 505(b)(2) pathway are not as we expect, the approval pathway for our glycopyrronium tosylate product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, any of which may adversely impact our business, financial condition, operating results and prospects.

We are currently developing our glycopyrronium tosylate product candidate and we currently intend to seek FDA approval through the Section 505(b)(2) pathway. Glycopyrronium tosylate is a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. The Section 505(b)(2) pathway permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant either does not own or has not obtained a right of reference. Reliance on certain findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA could expedite the glycopyrronium tosylate development program by potentially decreasing the amount of non-clinical or clinical data that we would need to generate in order to obtain FDA approval.

Glycopyrronium tosylate differs from the approved product we intend to reference in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between glycopyrronium tosylate and the approved product, the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) pathway as anticipated or determines that our clinical bridge is not adequate, or if the Section 505(b)(2) pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional non-clinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval, which would substantially increase the time and financial resources required to obtain FDA approval for glycopyrronium tosylate and entail significantly greater complications and risks than anticipated. If this were to occur, our business, financial condition, operating results and prospects may be adversely impacted.

Moreover, inability to pursue the Section 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) pathway, we cannot provide assurances that our product candidate will receive the requisite approvals for commercialization.

Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under the Section 505(b)(2) pathway. In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months depending on the outcome of any litigation. In addition, Section 505(b)(2) NDAs are subject to potential data or marketing exclusivity rights that reward certain research performed by the sponsors of previously approved drugs. The exercise of such exclusivity rights can delay FDA approval of a Section 505(b)(2) NDA, or certain proposed product uses, for a period ranging from three to seven years, depending on the type of exclusivity earned. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

If we or any partners with which we may collaborate are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

For any of our product candidates that become available only by prescription, successful sales by us or by any partners with which we may collaborate depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates do not demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of hyperhidrosis have received limited or no reimbursement coverage by insurers and, accordingly, coverage for glycopyrronium tosylate, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of any partner with which we may collaborate. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, former President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act”). It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which have impacted and are expected to continue to impact existing government healthcare programs and result in the development of new programs. The Affordable Care Act, among other things, (1) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (2) established annual fees on manufacturers of certain branded prescription drugs and (3) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

The new presidential administration and members of the majority of the U.S. Congress have indicated that they desire to repeal all or part of the Affordable Care Act and also to implement a replacement program. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

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

The UCB Agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency (“EMA”) as established by Regulation (EC) 2309/93 and Regulation (EC) 726/2004, and the Canadian federal department for health (“Health Canada”) up to a specified amount that is greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. Delays in the completion of clinical trials, including as a result of regulatory requirements, could substantially increase our product development costs. We do not know whether our clinical trials will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain development and regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position. The costs associated with product development can increase for a variety of reasons, including:

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

If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB Agreement. If such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we would be obligated to pay the remaining costs for which we would be responsible under the agreed development plan reduced by the amount of development milestone payments that would have been payable upon achievement of applicable development milestones if and when such milestones are achieved. This could make an acquisition of us by any such company economically unattractive, potentially prohibitively so. Among the companies that we are aware are currently clinically developing or commercializing biologic TNF inhibitors are AbbVie, Amgen, Baxter International Inc., Boehringer Ingelheim, Biogen Idec Inc., Biocon, Celltrion, Coherus BioSciences, Daiichi Sankyo, Eisai, Fujifilm Kyowa Kirin Biologics, GSK, Hospira, Inc., Johnson & Johnson, Merck, Mitsubishi Tanabe Pharma Corporation, Momenta Pharmaceuticals, Mylan, Novartis AG, Pfizer, Ranbaxy Laboratories Limited, Samsung Bioepis, Sandoz, Takeda and Teva. Additional companies may develop or commercialize a biologic TNF inhibitor in the future. The resulting unlikelihood of an acquisition of us by these companies may reduce our future strategic options and the likelihood of our stockholders participating in a company sale transaction that could be financially attractive to them.

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

Risks Related to Our Dependence on Third Parties other than UCB

We have in the past relied and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of our clinical trials, the subsequent collection and analysis of data from the clinical trials and the preparation for and submission of our filings with the FDA and comparable foreign regulatory authorities.

We rely heavily on third parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Additionally, the regulatory submission process for our product candidates is complex. We expect to rely on a third-party service provider for the preparation and submission of filings with the FDA and comparable foreign regulatory authorities for approval of our product candidates. If our relationship with such service provider is terminated prior to completion of our regulatory submission process, we may not be able to enter into an arrangement with an alternative service provider in a timely manner, or do so on commercially reasonable terms, and our submission may be substantially delayed.

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

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. UCB is solely responsible for and controls all aspects of the manufacture, distribution and supply of Cimzia. For more information about risks related to the manufacture of Cimzia, see “—Risks Related to Our Collaboration with UCB.” Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. In certain cases we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. In particular, we are dependent on our current suppliers of the nonwoven material and foil in our glycopyrronium tosylate finished product, and any need to find and qualify new suppliers for these materials would adversely affect our business. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of the Board, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Operating Officer and Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; our Chief Commercial Officer, Lori Lyons-Williams; and our Senior Vice President, Corporate Development and Strategy, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

We intend to in-license and acquire product candidates or engage in other strategic transactions, which could impact our liquidity, increase our expenses and present significant distractions to our management.

Our strategy is to in-license and acquire product candidates or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on development funding and the achievement of development and clinical milestones under the UCB Agreement, the achievement of milestones under a license agreement with Maruho Co., Ltd. pursuant to which we granted Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

As of December 31, 2016, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our business and operations would suffer in the event of failure, invasion, corruption, destruction or interruption of our or our partners’ critical information technology systems or infrastructure.

Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, intentional theft of confidential information, or reputational damage from espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our product candidates could be delayed.

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

Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to anticholinergic agents to control hyperhidrosis and because glycopyrronium tosylate is a form of a generic anticholinergic agent, the patent protection available for glycopyrronium tosylate may not prevent competitors from developing and commercializing similar products. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to olumacostat glasaretil and glycopyrronium tosylate will expire between 2020 and 2034. The issued U.S. patents relating to Cimzia will expire in 2024.

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

•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	FDA or foreign regulatory actions affecting us or our industry;
•	changes in the structure of healthcare payment systems;
•	changes to laws affecting our industry, including full or partial repeal of the Affordable Care Act;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	the size of our market float;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	recruitment or departure of key personnel;
•	changes in accounting principles;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	any other factors discussed herein.

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

During the year ended December 31, 2016, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $18.67 to $35.72 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of December 31, 2016, we had 35,652,049 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 60% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The Sarbanes-Oxley Act requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and will continue to expend significant resources, including accounting and professional services fees related costs and in providing diligent management oversight.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Moreover, our independent registered public accounting firm could issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements, which could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of December 31, 2016, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

We lease approximately 45,192 square feet of office space in Menlo Park, California under a lease that expires in December 2021. We have an option to renew the lease for an additional five‑year term to 2026. We use our current facilities for our research and development and general and administrative personnel. We believe that our existing facilities are sufficient for our current and near‑term needs, and that our facilities are in good condition and are adequate and suitable for their purposes.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is listed on The NASDAQ Global Select Market under the symbol “DERM.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market:

	Low	High
Fiscal Year Ended December 31, 2016
Fourth Quarter	$27.92	$36.34
Third Quarter	28.51	36.16
Second Quarter	20.13	34.00
First Quarter	17.42	34.31
Fiscal Year Ended December 31, 2015
Fourth Quarter	$22.39	$35.75
Third Quarter	17.50	32.13
Second Quarter	14.20	18.01
First Quarter	14.57	21.27

On February 24, 2017, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $33.20 per share.

Holders of our Common Shares

As of February 24, 2017, there were 35,675,279 shares of our common stock issued and outstanding with 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans required by this item is incorporated by reference herein to the section in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Equity Compensation Plan Information.”

Use of Proceeds from Initial Public Offering

On October 2, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement on Form S-1 (File No. 333-198410) effective for our initial public offering (“IPO”), which closed on October 8, 2014, pursuant to which we sold an aggregate of 7,812,500 shares of our common stock at a price to the public of $16.00 per share and received net proceeds of $112.8 million. During the period from the IPO through December 31, 2016, we used the proceeds in accordance with the planned use of proceeds as described in our final prospectus filed with the SEC on October 3, 2014.

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended December 31, 2016 that we have not previously reported.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (1) The NASDAQ Composite Index and (2) The NASDAQ Biotechnology Index for the period from October 3, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.55 on October 3, 2014 and in The NASDAQ Composite Index and The NASDAQ Biotechnology Index on October 3, 2014 and the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10‑K. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheets data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10‑K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue from a related party	$21,400	$7,300	$7,300	$—	$—
Collaboration and license revenue	1,185	—	—	—	—
Total revenue	22,585	7,300	7,300	—	—
Operating expenses:
Research and development	83,166	66,831	30,710	17,937	17,055
General and administrative	30,043	17,721	8,288	4,366	3,148
Impairment of intangible assets	—	2,394	—	—	—
Total operating expenses	113,209	86,946	38,998	22,303	20,203
Loss from operations	(90,624)	(79,646)	(31,698)	(22,303)	(20,203)
Interest and other income (expense), net	1,540	896	7	(38)	(51)
Interest expense	—	(147)	(153)	(9)	—
Loss on extinguishment of debt	—	(124)	—	—	—
Loss before taxes	(89,084)	(79,021)	(31,844)	(22,350)	(20,254)
(Benefit) provision for income taxes	—	(622)	31	—	—
Net loss	$(89,084)	$(78,399)	$(31,875)	$(22,350)	$(20,254)
Net loss per share, basic and diluted	$(2.70)	$(2.93)	$(4.96)	$(27.03)	$(27.99)
Weighted–average common shares used to compute net loss per share, basic and diluted	33,044,849	26,727,392	6,426,022	826,757	723,607

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and short–term investments	$251,942	$214,693	$97,151	$22,144	$7,872
Working capital	248,999	191,337	93,573	17,973	3,647
Long–term investments	24,551	1,019	66,483	—	—
Total assets	312,601	221,932	178,221	26,871	12,514
Convertible preferred stock	—	—	—	59,588	35,089
Additional paid–in capital	497,718	346,590	236,414	970	678
Accumulated deficit	(250,132)	(161,048)	(82,649)	(50,774)	(28,424)
Total stockholders’ equity (deficit)	247,370	185,475	153,579	(49,803)	(27,745)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included elsewhere in this Form 10‑K for the year ended December 31, 2016 and other disclosures (including the disclosures under “Part I Item 1A. Risk Factors”) included in this Annual Report on Form 10‑K. In addition to historical information, this discussion and analysis contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part I Item 1A. Risk Factors, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three Phase 3 product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in development in collaboration with UCB Pharma S.A., a related party, (“UCB”) for the treatment of moderate-to-severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), in development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in development for the treatment of acne vulgaris, or acne.

Our three late‑stage product candidates are:

•

Cimzia, an injectable biologic tumor necrosis factor‑alpha inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into an agreement with UCB to develop Cimzia for the treatment of moderate‑to‑severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada (“UCB Agreement”). In December 2014, we commenced a Phase 3 clinical program for Cimzia in moderate‑to‑severe chronic plaque psoriasis that comprises three trials – CIMPASI-1, CIMPASI-2 and CIMPACT. In December 2015, we completed enrollment in this Phase 3 program, enrolling a total of 1,020 patients. In October 2016, December 2016 and January 2017, we announced positive topline results for the CIMPASI-2, CIMPASI-1 and CIMPACT trials, respectively. In all three trials, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials appears consistent with the adverse event profiles observed with Cimzia in currently approved indications. Based on these results, UCB intends to submit marketing applications to regulatory authorities, including a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”), in the third quarter of 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis.

•

Glycopyrronium tosylate, a small‑molecule anticholinergic product for topical application we are developing for the treatment of primary axillary hyperhidrosis. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In February 2016, we completed patient enrollment in ATMOS-1 and ATMOS-2 and in June 2016, we announced positive topline results from these trials. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the intent-to-treat (“ITT”) population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was generally well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. Based on a preliminary review of the data from the ARIDO trial, the safety and tolerability profile for glycopyrronium tosylate appears consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. The NDA submission is targeted for the second half of 2017 and is subject to certain registration-enabling activities.

•

Olumacostat glasaretil, a novel, small molecule that targets sebum production following topical application that we are developing for the treatment of acne. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed patient enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. The CLAREOS-1 and CLAREOS-2 trials are expected to enroll a total of 1,400 adult and adolescent (ages nine and older) patients with moderate-to-severe acne. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first half of 2018.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2015.

Cimzia

•

Announced positive results from all three trials comprising the Cimzia Phase 3 program, CIMPASI-1, CIMPASI-2 and CIMPACT, in December 2016, October 2016 and January 2017, respectively. In all three trials, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials appears consistent with the adverse event profiles observed with Cimzia in currently approved indications.

Glycopyrronium Tosylate

•	Completed meeting with FDA in February 2017 to discuss our planned submission of an NDA for glycopyrronium tosylate.
•

Completed the treatment period for ARIDO, an open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, in December 2016. Based on a preliminary review of the data, the safety and tolerability profile for glycopyrronium tosylate appears consistent with what was observed in the ATMOS-1 and ATMOS-2 trials.

•

Announced positive topline results from the ATMOS-1 and ATMOS-2 pivotal Phase 3 trials in June 2016. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the ITT population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was generally well-tolerated with side effects that were primarily consistent with anticholinergic agents and were mild to moderate in severity.

Olumacostat Glasaretil

•

Initiated a Phase 3 program in December 2016 to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial.

•

Announced positive topline results from our Phase 2b dose-ranging study for olumacostat glasaretil in patients with facial acne vulgaris in May 2016. In the Phase 2b dose-ranging trial, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity.

Non-Program Developments

•

Entered into a license agreement pursuant to which we granted Maruho Co., Ltd. (“Maruho”) an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”) in September 2016.

•

Entered into an agreement with Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to which we acquired an option to license exclusive worldwide rights for up to three early-stage, small-molecule programs as potential topical treatment options for dermatologic diseases (“Takeda Agreement”) in August 2016.

•	Closed an underwritten public offering pursuant to a registration statement on Form S-3 (“Shelf Offering”) which generated net proceeds to us of approximately $135.6 million in June 2016.

Financial Overview

For the year ended December 31, 2016, net loss increased 14% to $89.1 million from $78.4 million for the same period in 2015. We recognized collaboration revenue from a related party and collaboration and license revenue of $21.4 million and $1.2 million, respectively, for the year ended December 31, 2016 related to the achievement of two substantive milestones pursuant to the UCB Agreement during the year and a portion of the upfront payment recognized pursuant to the Maruho G.T. Agreement, respectively. We recognized collaboration revenue from a related party of $7.3 million for the year ended December 31, 2015 related to the achievement of a separate substantive milestone pursuant to the UCB Agreement. Research and development expenses increased 24% to $83.2 million for the year ended December 31, 2016 compared to the same period in 2015, driven primarily by the advancement of our Cimzia and glycopyrronium tosylate product candidates. General and administrative expenses increased 70% to $30.0 million for the year ended December 31, 2016 compared to the same period in 2015, driven primarily by headcount growth and associated expenses, as well as expenses related to market research and planning activities.

As of December 31, 2016, we had cash and cash equivalents and investments of $276.5 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities, and providing general and administrative support for our operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities, including the sale of common stock in our initial public offering (“IPO”) and subsequent public offerings. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration or license agreements with third parties for the development or license of those product candidates.

We have never been profitable and may never be profitable. As of December 31, 2016, we had an accumulated deficit of $250.1 million. We incurred net losses of $89.1 million, $78.4 million and $31.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

	Year Ended December 31,			Change from 2015 to 2016		Change from 2014 to 2015
	2016	2015	2014	$	%	$	%
	(in thousands, except percentages)
Revenue:
Collaboration revenue from a related party	$21,400	$7,300	$7,300	$14,100	193%	$—	*
Collaboration and license revenue	1,185	—	—	1,185	*	—	*
Total revenue	22,585	7,300	7,300	15,285	209	—	*
Operating expenses:
Research and development	83,166	66,831	30,710	16,335	24	36,121	118%
General and administrative	30,043	17,721	8,288	12,322	70	9,433	114
Impairment of intangible assets	—	2,394	—	(2,394)	*	2,394	*
Total operating expenses	113,209	86,946	38,998	26,263	30	47,948	123
Loss from operations	(90,624)	(79,646)	(31,698)	(10,978)	14	(47,948)	151
Interest and other income, net	1,540	896	7	644	72	889	*
Interest expense	—	(147)	(153)	147	*	6	(4)
Loss on extinguishment of debt	—	(124)	—	124	*	(124)	*
Loss before taxes	(89,084)	(79,021)	(31,844)	(10,063)	13	(47,177)	148
(Benefit) provision for income taxes	—	(622)	31	622	*	(653)	*
Net loss	$(89,084)	$(78,399)	$(31,875)	$(10,685)	14%	$(46,524)	146%

*	Percentage not meaningful

Revenue.  Our revenue has been comprised of upfront and milestone payments in connection with the UCB Agreement and the Maruho G.T. Agreement. Under these two agreements, we expect to continue to recognize revenue from the upfront payment related to the Maruho G.T. Agreement over the performance period and may generate revenue from development‑, regulatory‑ and sales‑based milestone payments and royalties related to the UCB Agreement and Maruho G.T. Agreement. Under our Right of First Negotiation Agreement with Maruho, if we enter into an exclusive license to develop and commercialize certain product candidates with Maruho, we also may recognize revenue. Other than the revenue we may generate in connection with these agreements, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties for the development or license of such product candidates.

For the year ended December 31, 2016, we recognized $21.4 million in collaboration revenue from a related party related to two $10.7 million development milestones achieved pursuant to the UCB Agreement for the completion of a clinical study report for a Phase 3 clinical trial for Cimzia in December 2016, and $1.2 million in collaboration and license revenue related to the $25.0 million upfront payment pursuant to the Maruho G.T. Agreement. We recognized $7.3 million in collaboration revenue from a related party in each of the years ended December 31, 2015 and 2014 related to two separate milestones achieved pursuant to the UCB Agreement for the completion of patient enrollment in the first Phase 3 clinical trial for Cimzia in September 2015 and the dosing of the first patient in the Phase 3 program for Cimzia in December 2014.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of				$ Change	$ Change
	Development as of				from	from
	December 31,	Year Ended December 31,			2015 to	2014 to
	2016	2016	2015	2014	2016	2015
	(in thousands)
External costs incurred by product candidate:
Cimzia[1]	Phase 3	$30,371	$25,827	$5,629	$4,544	$20,198
Glycopyrronium tosylate[2]	Phase 3	18,016	16,444	10,294	1,572	6,150
Olumacostat glasaretil[3]	Phase 3	9,788	9,499	3,286	289	6,213
Other research and development expenses[4]		1,551	259	3,143	1,292	(2,884)
Internal costs		23,440	14,802	8,358	8,638	6,444
Total research and development expenses		$83,166	$66,831	$30,710	$16,335	$36,121

1.

In December 2014, we commenced a Phase 3 clinical program for Cimzia. We announced topline results for the three clinical trials in this Phase 3 program, CIMPASI-2, CIMPASI-1 and CIMPACT, in October 2016, December 2016 and January 2017, respectively. UCB plans to submit marketing applications to regulatory authorities in the third quarter of 2017 to support potential approvals for Cimzia.

2.

In June 2016, we announced topline results from the pivotal trials of the Phase 3 program. In December 2016, the treatment period for ARIDO, an open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. We plan to submit an NDA to the FDA for potential approval of glycopyrronium tosylate in the second half of 2017, subject to certain registration-enabling activities.

3.

In May 2016, we announced topline results from the olumacostat glasaretil Phase 2b study. Based on these results, we initiated a Phase 3 program in December 2016 and expect to announce topline results from the two pivotal clinical trials, CLAREOS-1 and CLAREOS-2, in the first half of 2018.

4.	The amount for the year ended December 31, 2016 consists primarily of $1.5 million in upfront consideration paid in shares of common stock pursuant to the Takeda Agreement.

Research and development expenses increased $16.3 million, or 24%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to an $8.6 million increase in internal costs related to headcount growth and associated expenses, a $6.4 million increase in external costs primarily to advance our Cimzia and glycopyrronium tosylate product candidates and a $1.3 million increase in other research and development costs primarily related to the $1.5 million upfront consideration paid in shares of common stock pursuant to the Takeda Agreement.

Research and development expenses increased $36.1 million, or 118%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was due to a $32.6 million increase in external costs to advance our Cimzia, glycopyrronium tosylate and olumacostat glasaretil product candidates and a $6.4 million increase in internal costs related primarily to headcount growth and associated expenses. These increases in research and development expenses were partially offset by a $2.9 million decrease in external costs associated with our early‑stage product candidates.

We expect our research and development expenses to increase as we continue clinical trials, prepare for regulatory submissions, expand our manufacturing activities, develop new product candidates resulting from our early-stage research programs or business development activities and expand our development organization and capabilities. The timing and amount of expenses incurred will depend largely upon the outcomes of current or future clinical studies for our product candidates, related regulatory requirements and manufacturing costs and the timing and cost of potential additions to our portfolio of product candidates.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased $12.3 million, or 70%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was due to headcount growth and associated expenses, higher market research and planning related expenses and a transaction advisory fee paid in connection with the Maruho G.T. Agreement.

General and administrative expenses increased $9.4 million, or 114%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to headcount growth and associated expenses, public company costs following our IPO and higher market research and planning expenses.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, prepare for the commercialization of our product candidates and increase our headcount.

Impairment of Intangible Assets.  In 2015, we recorded an impairment charge of $2.4 million against certain intangible assets based on our decision to discontinue further development efforts on our DRM05 and DRM02 early-stage programs.

No impairment charge was recorded during the years ended December 31, 2016 and 2014.

Interest and Other Income, Net.  Interest and other income, net increased $0.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest and other income, net increased $0.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest Expense.  Interest expense decreased $0.1 million to zero for the year ended December 31, 2016 compared to the year ended December 31, 2015, as we had no outstanding debt during the year ended December 31, 2016.

Interest expense remained constant for the year ended December 31, 2015 compared to the year ended December 31, 2014 and included interest incurred on the borrowings of $2.0 million under a bank term loan entered into in December 2013. The loan was fully repaid in December 2015.

Loss on Extinguishment of Debt. In December 2015, we repaid the outstanding balance of $2.0 million under our bank term loan. In connection with this transaction, we recorded a loss on extinguishment of debt of $0.1 million for the year ended December 31, 2015 to account for the portion of the unamortized final payment fee, offset by the write‑off of the remaining debt discount.

There was no extinguishment of debt for the years ended December 31, 2016 or 2014.

(Benefit) Provision for Income Taxes.  No provision for income tax was recorded for the year ended December 31, 2016. The $0.6 million benefit for income tax in 2015 relates to the decrease in deferred tax liability resulting from the impairment charge recorded during the year pertaining to certain acquired intangible assets. The deferred tax liability was originally established for the book‑tax differences related to the indefinitely lived intangible assets at the time of Valocor acquisition in 2011. The provision for income tax in 2014 relates to an increase in the deferred tax liability of our Canadian subsidiary as a result of a change in the Canadian corporate tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities.

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

On June 13, 2016, we sold 5,175,000 shares of our common stock in our Shelf Offering pursuant to a registration statement on Form S-3 and received gross proceeds of $144.9 million and net proceeds of approximately $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million. The shelf registration also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of December 31, 2016, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

As of December 31, 2016, we had $276.5 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest‑bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of December 31, 2016, we had an accumulated deficit of $250.1 million. We expect to incur additional losses in the future as we conduct research and development and pre‑commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(74,111)	$(48,442)	$(31,404)
Investing activities	(130,288)	(2,603)	(109,480)
Financing activities	138,950	102,929	174,098
Net increase (decrease) in cash and cash equivalents	$(65,449)	$51,884	$33,214

Operating Activities.  Net cash used in operating activities was $74.1 million for the year ended December 31, 2016 and consisted primarily of a net loss of $89.1 million, partially offset by $14.5 million in non-cash charges and an $0.5 million decrease in net operating assets. Non‑cash charges included $11.0 million of stock‑based compensation expense, $1.9 million of amortization of premiums on available‑for‑sale securities and $1.5 million of common stock issued in connection with the Takeda Agreement. The decrease in net operating assets consisted primarily of a $23.8 million increase in deferred revenue and a $4.3 million increase in accounts payable, partially offset by a $21.4 million increase in collaboration receivables from a related party and a $6.8 million increase in prepaid expenses and other current assets.

Net cash used in operating activities was $48.4 million for the year ended December 31, 2015 and consisted primarily of our net loss of $78.4 million, partially offset by $9.7 million in non‑cash charges and a $20.2 million decrease in net operating assets. Non‑cash charges included $5.1 million of stock‑based compensation expense, $2.4 million of impairment charges against certain intangible assets and $2.0 million of amortization of premiums on available‑for‑sale securities. The decrease in net operating assets was driven primarily by a $10.4 million increase in accrued liabilities, a $7.3 million decrease in collaboration receivables from a related party and a $3.6 million increase in accounts payable, partially offset by a $1.2 million increase in prepaid expenses and other current assets.

Net cash used in operating activities was $31.4 million for the year ended December 31, 2014 and consisted primarily of our net loss of $31.9 million and a $1.5 million increase in net operating assets, partially offset by $2.0 million in non‑cash charges. Non‑cash charges consisted primarily of $1.6 million of stock‑based compensation expense. The increase in net operating assets was driven primarily by an increase in collaboration receivables from a related party of $7.3 million associated with our collaboration revenue from a related party earned under the UCB agreement and a $1.8 million increase in prepaid expenses and other assets as a result of higher prepaid directors and officers insurance and higher accrued interest associated with our investments and restricted cash associated with our building lease agreement, partially offset by $4.3 million and $3.2 million increases in accrued liabilities and accounts payable, respectively. The increases in accounts payable and accrued liabilities were primarily due to higher research and development costs and employee compensation accruals.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2016 was $130.3 million, which resulted primarily from purchases of investments of $252.2 million, partially offset by proceeds from maturities of investments of $122.6 million.

Net cash used in investing activities for the year ended December 31, 2015 was $2.6 million, which resulted primarily from purchases of investments of $60.3 million, partially offset by proceeds from maturities of investments of $57.9 million.

Net cash used in investing activities for the year ended December 31, 2014 was $109.5 million, which resulted primarily from purchases of investments from the proceeds received in our IPO and private placement in October 2014.

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2016 was $139.0 million, which resulted primarily from net proceeds from our Shelf Offering of $135.6 million.

Net cash provided by financing activities for the year ended December 31, 2015 was $102.9 million, which  consisted primarily of $104.0 million of net proceeds from the sale of our common stock in an underwritten follow-on public offering in August 2015, partially offset by $2.1 million from the repayment of our bank term loan.

Net cash provided by financing activities for the year ended December 31, 2014 was $174.1 million, which was primarily due to net proceeds of $112.8 million and $7.5 million from the sale of common stock in our IPO and concurrent private placement, respectively, in October 2014, $48.8 million from the sale of our Series C convertible preferred stock in August 2014 and $5.0 million from the sale of our Series B convertible preferred stock in April 2014.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of December 31, 2016 are sufficient to meet our anticipated cash requirements into the second half of 2018. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part I, Item 1A, Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years
	(in thousands)
Operating lease obligations	$15,096	$2,699	$6,021	$6,376
Total contractual obligations	$15,096	$2,699	$6,021	$6,376

Pursuant to the UCB Agreement, we are responsible for paying all development costs specified under the UCB Agreement and incurred in connection with the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia, etanercept and placebo clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA‑specific post‑approval studies will be borne solely by UCB. UCB is obligated to pay us up to an aggregate of $36.0 million if certain development milestones are met, and up to an additional aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries. As of December 31, 2016, we have received two separate payments of $7.3 million each related to the dosing of the first patient in the Phase 3 clinical program for Cimzia, which occurred in December 2014 and the completion of patient enrollment in a Phase 3 clinical trial for Cimzia, which occurred in September 2015. In the first quarter of 2017, we received one payment of $10.7 million and we expect to receive another payment of $10.7 million in the second quarter of 2017, both of which relate to the completion of a clinical study report for a Phase 3 clinical trial for Cimzia, which occurred in December 2016.

Per the terms of our agreement with our CRO for the Cimzia Phase 3 program (“Cimzia CRO”), the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in accrued liabilities in our consolidated balance sheets until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. These amounts are not included in the table above.

In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Rose U LLC and related agreement with Stiefel Laboratories, Inc., a GSK company, with respect to our glycopyrronium tosylate product candidate, we are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones. In addition, we are obligated to pay Rose U low‑to‑mid single‑digit royalties on net product sales and low double‑digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. These amounts are not included in the table above.

Segment Information

We have one primary business activity and operate in one reportable segment.

Loan and Security Agreement

In December 2013, we entered into a loan and security agreement (“the Loan Agreement”), with Square 1 Bank, which provided for two term loans available to us: $2.0 million under the first term loan (“Term Loan A”), and $5.5 million under the second term loan (“Term Loan B”). Borrowings under the term loans bore interest at a rate equal to the greater of: (1) 5.10% above the treasury rate in effect on the date that a term loan was funded; or (2) 5.50%, which rate was fixed on the date of funding of the term loan. We had the option to prepay borrowings without paying a penalty or premium.

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

Off‑Balance Sheet Arrangements

We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Significant Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates. To the extent that there are material differences between these estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations and cash flows will be affected.

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported consolidated financial results, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We generate revenue from activities under the UCB Agreement for the development and commercialization of Cimzia and from the Maruho G.T. Agreement. All revenue recognized to date under the UCB agreement and Maruho G.T. Agreement is non‑refundable.

Collaboration and license agreements may include non‑refundable upfront payments or partial reimbursement of research and development costs, contingent consideration payments based on the achievement of defined milestones and royalties on sales of commercialized products. Our responsibilities under collaboration and license agreements may include the transfer of intellectual property rights, such as licenses, obligations to provide research and development services, product supply and regulatory approval services and participation on certain development and commercialization committees. For upfront payments that are recorded as deferred revenue and being recognized over the estimated period of performance, we regularly review the estimated periods of performance based on the progress made under each arrangement. The estimated performance period may change over the course of an arrangement’s term. Such a change could have a material impact on the amount of revenue recorded in future periods. We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

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

Milestone and Other Contingent Payments

We have adopted the milestone method as described in Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either our performance or a specific outcome resulting from our performance; and (3) if achieved, the event would result in additional payments being due us. Contingent payments that do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If we have no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

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

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical, non‑clinical and clinical studies and manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third‑party service providers, including CROs. Our contracts with CROs generally include pass‑through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. We accrue the costs incurred under agreements with these third parties based on actual work completed in accordance with the respective agreements. In certain cases, we can be financially responsible for unused drug supplies remaining at study sites at the conclusion of a study. We accrue for the potential amounts due if they are both probable and estimable. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed‑upon fees to be paid for such services.

Our CRO for the Cimzia Phase 3 program (“Cimzia CRO”) can earn bonuses or incur penalties based on its achievement of certain milestones specified in the agreement. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup such penalty if it achieves a subsequent milestone. In this case, we would continue to maintain the full amount owed to the Cimzia CRO until the right of recoupment has expired.

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our consolidated financial condition and results of operations. For example, during the fourth quarter of 2016, we recorded a change in estimate representing approximately 2% of our annual research and development expense.

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

As of December 31, 2016, we had net operating loss, or NOL, carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $214.1 million, $44.2 million and $3.9 million, respectively. Of these amounts, $5.3 million and $0, respectively, represent federal and state tax deductions from stock‑based compensation that will be recorded as an adjustment to additional paid‑in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

As of December 31, 2016, we also had research and development credit carryforwards of $2.9 million, $1.7 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards have no expiration dates.

We have experienced at least one ownership change since inception and utilization of NOL carryforwards will therefore be subject to annual limitation, pursuant to Internal Revenue Code Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

Recent Accounting Pronouncements

The information required by this item is included in Item 8, Note 2, Summary of Significant Accounting Policies in our Consolidated Financial Statements included in this Annual Report on Form 10‑K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as outlined below.

Interest Rate Risk

As of December 31, 2016, we had cash and cash equivalents and investments of $276.5 million, which consisted of money market funds, commercial paper, repurchase agreements, corporate debt and U.S. Government agency securities. These interest‑earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt obligations as of December 31, 2016.

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

Foreign Exchange Risk

Our operations are primarily conducted in the United States using the U.S. dollar. However, we conduct operations in Canada, primarily to fund our Canadian subsidiary, and engage in contracts with vendors that are denominated in currencies other than U.S. dollars, whereby settlement of our obligations for these activities are denominated in the local currency. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting assets and liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting foreign exchange impact was immaterial for the years ended December 31, 2016, 2015 and 2014 and is included in interest and other income, net in our consolidated statements of operations. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dermira, Inc.

We have audited the accompanying consolidated balance sheets of Dermira, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermira, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2017

DERMIRA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$41,793	$107,242
Short-term investments	210,149	107,451
Collaboration receivables from a related party	21,400	—
Prepaid expenses and other current assets	10,649	2,540
Total current assets	283,991	217,233
Property and equipment, net	1,127	386
Long-term investments	24,551	1,019
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	1,035	1,397
Total assets	$312,601	$221,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,500	$9,230
Accrued liabilities	17,227	16,666
Deferred revenue, current	4,265	—
Total current liabilities	34,992	25,896
Long-term liabilities:
Deferred revenue, non-current	29,550	10,000
Deferred tax liability	194	194
Other long-term liabilities	495	367
Total liabilities	65,231	36,457
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of December 31, 2016; no shares issued and outstanding as of December 31, 2016 or 2015	—	—
Common stock: $0.001 par value per share; 500,000,000 shares authorized as of December 31, 2016; 35,652,049 and 29,972,845 shares issued and outstanding as of December 31, 2016 and 2015, respectively	36	30
Additional paid-in capital	497,718	346,590
Accumulated other comprehensive loss	(252)	(97)
Accumulated deficit	(250,132)	(161,048)
Total stockholders’ equity	247,370	185,475
Total liabilities and stockholders’ equity	$312,601	$221,932

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue from a related party	$21,400	$7,300	$7,300
Collaboration and license revenue	1,185	—	—
Total revenue	22,585	7,300	7,300
Operating expenses:
Research and development	83,166	66,831	30,710
General and administrative	30,043	17,721	8,288
Impairment of intangible assets	—	2,394	—
Total operating expenses	113,209	86,946	38,998
Loss from operations	(90,624)	(79,646)	(31,698)
Interest and other income, net	1,540	896	7
Interest expense	—	(147)	(153)
Loss on extinguishment of debt	—	(124)	—
Loss before taxes	(89,084)	(79,021)	(31,844)
(Benefit) provision for income taxes	—	(622)	31
Net loss	$(89,084)	$(78,399)	$(31,875)
Net loss per share, basic and diluted	$(2.70)	$(2.93)	$(4.96)
Weighted-average common shares used to compute net loss per share, basic and diluted	33,044,849	26,727,392	6,426,022

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Net loss	$(89,084)	$(78,399)	$(31,875)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(155)	114	(211)
Total comprehensive loss	$(89,239)	$(78,285)	$(32,086)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2013	9,540,158	$59,588	901,308	$1	$970	$—	$(50,774)	$(49,803)
Issuance of Series B convertible preferred stock	593,507	5,000	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $2,175	5,297,041	48,825	—	—	—	—	—	—
Conversion of preferred stock into common stock	(15,430,706)	(113,413)	15,430,706	15	113,398	—	—	113,413
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	139	—	—	139
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs of $12,238	—	—	7,812,500	8	112,754	—	—	112,762
Issuance of common stock in private placement	—	—	468,750	1	7,499	—	—	7,500
Exercise of common stock warrants	—	—	4,804	—	—	—	—	—
Exercise of stock options	—	—	10,602	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,643	—	—	1,643
Unrealized loss on investments	—	—	—	—	—	(211)	—	(211)
Net loss	—	—	—	—	—	—	(31,875)	(31,875)
Balance at December 31, 2014	—	—	24,628,670	25	236,414	(211)	(82,649)	153,579
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions and issuance costs of $7,216	—	—	5,175,000	5	104,042	—	—	104,047
Exercise of stock options	—	—	112,357	—	279	—	—	279
Purchases under employee stock purchase plan	—	—	56,818	—	723	—	—	723
Stock-based compensation	—	—	—	—	5,132	—	—	5,132
Unrealized gain on investments	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(78,399)	(78,399)
Balance at December 31, 2015	—	—	29,972,845	30	346,590	(97)	(161,048)	185,475
Issuance of common stock in connection with shelf offering, net of underwriting discounts, commissions and issuance costs of $9,264	—	—	5,175,000	5	135,630	—	—	135,635
Issuance of common stock in connection with license agreement	—	—	46,413	—	1,453	—	—	1,453
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	11,225	—	(76)	—	—	(76)
Exercise of stock options	—	—	382,716	1	2,142	—	—	2,143
Purchases under employee stock purchase plan	—	—	63,850	—	976	—	—	976
Stock-based compensation	—	—	—	—	11,003	—	—	11,003
Unrealized loss on investments	—	—	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	—	—	(89,084)	(89,084)
Balance at December 31, 2016	—	$—	35,652,049	$36	$497,718	$(252)	$(250,132)	$247,370

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(89,084)	$(78,399)	$(31,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	72	64
Stock-based compensation	11,003	5,132	1,643
Loss on disposal of property and equipment	—	—	7
Amortization of premiums on available-for-sale securities	1,879	2,012	190
Revaluation of convertible preferred stock warrant liability	—	—	78
Common stock issued in connection with license agreement	1,453	—	—
Impairment of intangible assets	—	2,394	—
Loss on extinguishment of debt	—	124	—
Changes in assets and liabilities:
Collaboration receivables from a related party	(21,400)	7,300	(7,300)
Prepaid expenses and other current assets	(6,838)	(1,219)	(572)
Other assets	90	395	(1,207)
Accounts payable	4,266	3,607	3,209
Accrued liabilities	454	10,395	4,328
Other long-term liabilities	128	367	—
Deferred revenue	23,815	—	—
Deferred taxes	—	(622)	31
Net cash used in operating activities	(74,111)	(48,442)	(31,404)
Cash flows from investing activities
Purchases of available-for-sale securities	(252,175)	(60,276)	(109,324)
Maturities of available-for-sale securities	122,640	57,875	—
Purchase of property and equipment	(753)	(202)	(156)
Net cash used in investing activities	(130,288)	(2,603)	(109,480)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	—	—	53,825
Net proceeds from issuances of common stock	138,950	105,049	120,273
Payment to extinguish term loan	—	(2,120)	—
Net cash provided by financing activities	138,950	102,929	174,098
Net increase (decrease) in cash and cash equivalents	(65,449)	51,884	33,214
Cash and cash equivalents at beginning of year	107,242	55,358	22,144
Cash and cash equivalents at end of period	$41,793	$107,242	$55,358
Supplemental disclosure of cash flow information
Interest paid	$—	$123	$117
Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock into common stock	$—	$—	$113,413
Reclassification of preferred stock warrant liability into additional paid-in-capital	$—	$—	$139
Acquisition of property and equipment under accounts payable and accrued liabilities	$111	$50	$32

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We were incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. We changed our name to Dermira, Inc. in September 2011. In August 2011, we acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. (“Dermira Canada”) and is our wholly owned subsidiary. We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our portfolio includes three Phase 3 product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in development in collaboration with UCB Pharma S.A., a related party (“UCB”), for the treatment of moderate‑to‑severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), in development for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in development for the treatment of acne vulgaris, or acne. Our corporate headquarters are located in Menlo Park, California.

Equity Financings

On October 3, 2014, we closed our initial public offering (“IPO”) of 7,812,500 shares of our common stock, all of which were sold by us. The public offering price of shares sold in the IPO was $16.00 per share. The net proceeds from the IPO to us were $112.8 million, after deducting the underwriting discounts and commissions of $8.7 million and the payment of offering expenses of $3.5 million.

Concurrently with the IPO, we issued and sold in a private placement 468,750 shares of common stock at the public offering price of $16.00 per share, which resulted in net proceeds of $7.5 million, pursuant to a Common Stock Purchase Agreement by and between us and UCB, S.A., the parent company of UCB, dated September 19, 2014.

On August 11, 2015, we closed an underwritten follow‑on public offering (“Follow‑on Offering”) of 5,175,000 shares of our common stock sold by us, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price to the public of $21.50 per share. The gross proceeds to us from the Follow‑on Offering were $111.3 million, and the net proceeds to us, after deducting underwriting discounts and commissions of $6.7 million and offering expenses of approximately $0.6 million, were $104.0 million.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

Our product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies prior to commercial sales in the United States or foreign jurisdictions, respectively. There can be no assurance that our current or future product candidates will receive the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on our business and our financial condition.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, U.S. Treasury securities, repurchase agreements, commercial paper and certificates of deposit.

Investments

We classify our investments in money market funds and fixed income securities as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income, net. Realized gains and losses and declines in fair value judged to be other than temporary, if any, are also included in interest and other income, net. We classify our available‑for‑sale securities as current or long term primarily based on the nature of the securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, investments and receivables under our collaboration and license agreements. We invest our excess cash in money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. Bank deposits are held primarily by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and issuers of investments to the extent recorded on the consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, repurchase agreements, commercial paper, certificates of deposit and municipal bonds and places restrictions on the credit ratings, maturities and concentration by type and issuer.

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

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of our cash and cash equivalents, investments, collaboration receivables from a related party, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Our non‑financial assets, such as intangible assets and property and equipment, are only recorded at fair value if an impairment charge is recognized.

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. Property and equipment consist primarily of computer equipment, internal use software, leasehold improvements and furniture. Depreciation and amortization is calculated using the straight‑line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repairs that do not extend the life of or improve an asset are expensed in the period incurred.

Internal use software costs incurred in connection with obtaining or developing internal use software are capitalized. This includes external direct costs of material and services. Capitalized internal use software costs are included in property and equipment and are amortized using the straight‑line method over five years. Costs incurred during the preliminary project stage and post‑implementation stage, as well as maintenance and training costs, are expensed as incurred.

Revenue Recognition

We generate revenue from collaboration and license agreements related to the development and commercialization of our product candidates. We recognize revenue when persuasive evidence of an arrangement exists, services have been performed or products have been delivered, the fee is fixed and determinable and collection is reasonably assured. Collaboration and license agreements may include non-refundable upfront payments or reimbursement of research and development costs, contingent consideration payments based on achievement of defined milestones, and royalties on sales of commercialized products. Our responsibilities under collaboration and license agreements may include the transfer of intellectual property rights, such as licenses, obligations to provide research and development services, product supply and regulatory approval services, and participation on certain development and commercialization committees. For upfront payments that are recorded as deferred revenue and being recognized over the estimated period of performance, we regularly review the estimated periods of performance based on the progress made under each arrangement. The estimated performance period may change over the course of an arrangement’s term. Such a change could have a material impact on the amount of revenue recorded in future periods.

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

Milestones and Other Contingent Payments

We have adopted the milestone method as described in Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either our performance or a specific outcome resulting from our performance; and (3) if achieved, the event would result in additional payments being due to us. Contingent payments that do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If we have no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

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

Impairment of Long‑Lived Assets

We assess changes in the performance of our product candidates in relation to our expectations, and industry, economic and regulatory conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property and equipment, goodwill and in‑process research and development (“IPR&D”).

We periodically evaluate whether current facts or circumstances indicate that the carrying values of our long‑lived assets may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value to determine whether impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. If quoted market prices are not available, we will estimate fair value using a discounted value of estimated future cash flows approach.

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired in connection with the acquisition of Valocor. We test goodwill for impairment on an annual basis as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. Some of the factors considered by us in our assessment include general macro‑economic conditions, conditions specific to the industry and market, and the successful development of our product candidates. If we conclude it is more likely than not that the fair value of the goodwill is less than its carrying amount, a quantitative fair value test is performed.

IPR&D represents the fair value assigned to incomplete research projects that we acquired through the acquisition of Valocor which, at the time of acquisition, had not reached technological feasibility. The amount was capitalized and accounted for as indefinite‑lived intangible assets, subject to impairment testing until completion or abandonment of the applicable project. We test IPR&D for impairment annually as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If we discontinue or abandon a program related to IPR&D and determine that there are no other indicators of value, we will impair the entire amount of the related intangible asset.

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

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical, non-clinical and clinical studies and manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including CROs. Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us. We accrue the costs incurred under agreements with these third parties based on our estimate of actual work completed in accordance with the respective agreements. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services. We accrue for costs associated with unused drug supplies that are both probable and estimable.

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

We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our consolidated financial condition and results of operations. For example, during the fourth quarter of 2016, we recorded a change in estimate representing approximately 2% of our annual research and development expense.

Income Taxes

We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock‑Based Compensation

We maintain an equity incentive plan under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, directors, consultants and advisors. In addition, we maintain an employee stock purchase plan (“ESPP”) under which employees may purchase shares of our common stock through payroll deductions.

Stock-based compensation expense related to stock options granted to employees and directors is recognized based on the grant‑date estimated fair values, net of an estimated forfeiture rate, using the Black‑Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. We estimate our forfeiture rate based on an analysis of our actual forfeitures and the experience of other companies in the same industry, and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover and other related factors.

Stock‑based compensation expense related to stock options granted to non‑employees is recognized based on the fair value of the stock options, determined using the Black‑Scholes option pricing model, as they are earned. The awards vest over the time period during which the non‑employee provides services to us. The fair value of the non-employee options is remeasured at each reporting period.

Stock-based compensation expense related to restricted stock units granted to employees is recognized based on the grant-date fair value of each award and recorded as expense over the vesting period using the straight-line method, net of estimated forfeitures.

Stock-based compensation expense related to the ESPP is recognized based on the fair value of each award estimated on the first day of the offering period using the Black‑Scholes option pricing model and recorded as expense over the service period using the straight‑line method.

Deferred Rent

Rent expense is recognized on a straight‑line basis over the non‑cancelable term of our operating lease and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted‑average number of common shares outstanding during the period, without consideration for dilutive potential shares of common stock. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss per share:
Numerator:
Net loss	$(89,084)	$(78,399)	$(31,875)
Denominator:
Weighted–average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	33,044,849	26,727,392	6,429,553
Less: Weighted–average shares subject to repurchase	—	—	(3,531)
Denominator for basic and diluted net loss per share	33,044,849	26,727,392	6,426,022
Net loss per share, basic and diluted	$(2.70)	$(2.93)	$(4.96)

The following potential shares of common stock outstanding were excluded from the computations of diluted net loss per share for the periods presented, as the effect of including such securities would be antidilutive:

	Outstanding as of December 31,
	2016	2015	2014
Options to purchase common stock	4,526,079	3,814,342	3,401,395
Restricted stock units	147,634	—	—
Estimated shares issuable under the employee stock purchase plan	62,752	104,621	—
	4,736,465	3,918,963	3,401,395

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods therein. ASU 2016-18 will require adoption on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-18 will have on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which requires changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2016-09 to have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for interim and annual reporting periods during the year ending December 31, 2018 and all interim and annual reporting periods thereafter. We are currently evaluating the impact that the adoption of ASU 2016-01 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern (Subtopic 205‑40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. We adopted this standard in the fourth quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration including milestones, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures.

ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU 2014-09 and the related supplemental ASUs are effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. These standards can be adopted on a full retrospective basis or on a modified retrospective basis. We currently anticipate adopting these ASUs in the first quarter of 2018 using the modified retrospective method. We believe the key changes in the standard that could impact our revenue recognition relate to the estimation of variable consideration (including milestones), accounting for licenses of intellectual property and the timing of when those revenues are recognized. We are in the process of analyzing each of our collaboration agreements to determine the future impact that these ASUs will have on our consolidated financial statements.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	—	—	6,112
Corporate debt	—	168,878	—	168,878
Repurchase agreements	—	22,550	—	22,550
U.S. Government agency securities	—	41,366	—	41,366
Commercial paper	—	30,836	—	30,836
Certificates of deposit	—	901	—	901
Total financial assets	$11,227	$264,531	$—	$275,758

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$203	$—	$—	$203
Corporate debt	—	108,470	—	108,470
Repurchase agreements	—	106,635	—	106,635
Total financial assets	$203	$215,105	$—	$215,308

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds and U.S. Treasury securities as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model‑based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market‑based observable inputs obtained from various third‑party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. We classify corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit as Level 2. There were no transfers between Level 1 and Level 2 during the periods presented.

See Note 4 for further details on the financial instruments that were measured at fair value.

4. Investments

Investments include available‑for‑sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	1	(1)	6,112
Corporate debt	169,112	6	(240)	168,878
Repurchase agreements	22,550	—	—	22,550
U.S. Government agency securities	41,384	—	(18)	41,366
Commercial paper	30,836	—	—	30,836
Certificates of deposit	901	—	—	901
Total investments	$276,010	$7	$(259)	$275,758

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$203	$—	$—	$203
Corporate debt	108,567	17	(114)	108,470
Repurchase agreements	106,635	—	—	106,635
Total investments	$215,405	$17	$(114)	$215,308

As of December 31, 2016, investments (excluding money market funds) had the following contractual maturities (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$246,318	$246,092
Mature in more than one year	24,577	24,551
Total	$270,895	$270,643

We did not hold any investment securities exceeding a two‑year maturity.

As of December 31, 2016, there were no investments in a continuous loss position for 12 months or more. The unrealized losses on the available‑for‑sale investments are related to U.S. Treasury securities, corporate debt and U.S. Government agency securities. We determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near‑term prospects of the investee; the extent of the loss related to the credit of the issuer; the expected cash flows from the security; and our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases. There were no realized gains or losses on the available‑for‑sale securities during the year ended December 31, 2016.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Computer and other equipment	$246	$69
Internal use software	368	239
Leasehold improvements	429	71
Office furniture	282	82
Total property and equipment	1,325	461
Less accumulated depreciation and amortization	(198)	(75)
Property and equipment, net	$1,127	$386

Property and equipment depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $123,000, $59,000 and $47,000, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued outside research and development services	$10,046	$12,373
Accrued compensation	5,839	3,848
Accrued professional and consulting services	1,042	297
Other	300	148
Total accrued liabilities	$17,227	$16,666

7. Intangible Assets

In‑Process Research and Development

In connection with the acquisition of Valocor in 2011, we acquired intangible assets that were associated with IPR&D projects relating to preclinical product candidates. The acquisition‑date fair value of these intangible assets was $3.5 million. These assets are considered to be indefinite‑lived and are not amortized, but are tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, the associated assets would be deemed finite‑lived and would then be amortized based on their respective estimated useful lives.

During the year ended December 31, 2015, we recorded an impairment charge of $2.4 million to IPR&D in the consolidated statements of operations. In December 2015 and February 2016, we received the results from certain research and development experiments related to our DRM05 and DRM02 early‑stage product candidates, respectively. Based on the results of these experiments, we made the decision to discontinue further efforts on these programs. The intangible assets related to these product candidates were written off in full. There was no impairment charge against intangible assets in the years ended December 31, 2016 or 2014. DRM02 is a PDE4 inhibitor that was under preclinical development for the treatment of inflammatory skin diseases, and DRM05 is a photodynamic therapy that was under preclinical development for the treatment of acne. Both of these compounds were acquired in the Valocor acquisition in 2011.

Goodwill

We recorded the goodwill resulting from the Valocor acquisition separately on our consolidated balance sheets as of the acquisition date. Goodwill is tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The net book value of intangible assets and goodwill was as follows (in thousands):

	December 31, 2016	December 31, 2015
Intangible assets—IPR&D	$1,126	$1,126
Goodwill	771	771
Total intangible assets with indefinite lives	$1,897	$1,897

8. Loan Agreement

In December 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Square 1 Bank (the “Bank”) that provided for two term loans available to us: $2.0 million under the first term loan (“Term Loan A”) and $5.5 million under the second term loan (“Term Loan B”).

On the closing date of the Loan Agreement, we borrowed $2.0 million under Term Loan A. The amount borrowed under Term Loan A had a maturity date in December 2018 and was secured by all of our assets other than our intellectual property, subject to certain limited exceptions, and bore interest at a rate of 5.77% per annum. In December 2015, we repaid Term Loan A in full, plus a final repayment fee of $120,000, and recorded a loss on extinguishment of debt of $0.1 million during the year ended December 31, 2015, which consisted of the write‑off of the debt discount and accrued final repayment fee. The loss was included in the consolidated statements of operations as a loss on debt extinguishment. We incurred interest expense in connection with Term Loan A totaling $0, $147,000 and $153,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

There were no amounts borrowed under Term Loan B, and our ability to borrow funds under Term Loan B expired on September 30, 2015.

As a result of our repayment in full of Term Loan A in December 2015, the Loan Agreement terminated and we have no continuing obligations or liens related to the Loan Agreement.

9. Commitments and Contingencies

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

The Amended Lease was further amended in April 2016 to accelerate our lease commencement date for the additional space, subject to certain conditions, from December 2016 to (1) May 2016 with respect to 2,882 square feet of the additional space, and (2) October 2016 with respect to 23,659 square feet of the additional space (as further amended, “Lease”). The Lease will expire on December 31, 2021, subject to our option to renew the Lease for an additional five-year term.

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after June 1, 2019. The collateralized money market account is restricted cash and recorded in our consolidated balance sheets in other assets.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $1.5 million and $0.6 million, respectively. The terms of the Lease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight‑line basis over the lease period and have accrued for rent expense incurred but not paid.

As of December 31, 2016, the aggregate total future minimum lease payments under the Lease were as follows (in thousands):

Year Ending December 31,
2017	$2,699
2018	2,966
2019	3,055
2020	3,145
2021	3,231
Total payments	$15,096

The table above excludes approximately $3.8 million of additional rent due over the period of the operating lease to cover our share of facility expenses, including utilities, property taxes, insurance and maintenance.

CRO Agreement

Per the terms of our agreement with our CRO for the Cimzia Phase 3 program, the Cimzia CRO can earn bonus payments or incur penalties (which are adjusted from the total amount payable pursuant to the agreement) based on the achievement of milestones specified in the agreement. The Cimzia CRO can earn a maximum aggregate bonus of $3.6 million and incur a maximum aggregate penalty of $3.2 million. If, in any period, it becomes probable that the Cimzia CRO would earn a bonus and the amount is estimable, we would recognize the full amount of such bonus in that same period as an expense, even if the bonus would not be earned by and paid to the Cimzia CRO until the milestone is achieved. If the Cimzia CRO incurs a penalty, it has the right to recoup the applicable amount if it achieves a subsequent milestone, and the Cimzia CRO would adjust subsequent billings as necessary to reflect such penalty and any recouped amount. If the Cimzia CRO incurs a penalty prior to the expiration of the right of recoupment, we would maintain the full amount owed to the Cimzia CRO in either accrued liabilities or other long-term liabilities, as appropriate, in our consolidated balance sheets until (1) the right of recoupment has expired, at which time we would reflect the amount as a reduction in operating expenses and eliminate the liability, or (2) the Cimzia CRO has recouped the penalty, at which time we would increase the payment to the Cimzia CRO by the recouped amount and eliminate the liability. As of December 31, 2016, we have not recognized, nor do we anticipate recognizing in future periods, an increase in expense for a bonus earned, or a decrease in expense for a penalty incurred, under the agreement in our consolidated statements of operations.

Contingencies

Pursuant to a development and commercialization agreement we entered into with UCB, a related party, in March 2014 (“UCB Agreement”), we are responsible for paying all development costs specified under the UCB Agreement and incurred in connection with the development plan up to a specified cap that is greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs include the costs of Cimzia, etanercept and placebo clinical trial materials used in the Phase 3 clinical program. UCB is responsible for providing these clinical trial materials and we reimburse UCB for such costs. In addition to clinical trial materials used in the study, we are financially responsible for unused clinical drug supplies at the conclusion of the study. We cannot determine the exact amounts of unused clinical drug supplies until all patients have completed treatment. Based on currently available data, we determined that there is no loss contingency related to unused clinical drug supplies as of December 31, 2016. We recorded a loss contingency of $0.5 million to accrued liabilities as of December 31, 2015 related to unused clinical drug supplies. There were no contingency losses or accruals related to unused clinical drug supplies recorded in 2014.

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business activities. We would accrue a liability for such matters when it is probable that future expenditures would be made and such expenditures could be reasonably estimated. We are not subject to any current pending legal matters or claims.

Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future, but have not yet been made. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

No amounts associated with such indemnifications have been recorded to date.

10. Technology and Financing Agreements

Maruho Agreement

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”). Under the terms of the agreement, we provided Maruho Co., Ltd. (“Maruho”) with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our product candidates in specified territories. In connection with the entry into the Maruho Right of First Negotiation Agreement, Maruho paid us a non-refundable upfront payment of $10.0 million, which will be credited against certain payments payable by Maruho to us if we and Maruho enter into an exclusive license for any of our products. If we do not enter into such an arrangement with Maruho, we will be entitled to keep the funds without further obligation. As of December 31, 2016 and December 31, 2015, we recorded the $10.0 million related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets. The revenue would be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

In connection with the execution of the Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of our Series B convertible preferred stock for an aggregate purchase price of $10.0 million.

In September 2016, we entered into an Exclusive License Agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”). Pursuant to the terms of the Maruho G.T. Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho G.T. Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost. The Maruho G.T. Agreement is unrelated to, and the exclusive license of glycopyrronium tosylate in Japan to Maruho was not subject to the terms of, the existing Maruho Right of First Negotiation Agreement.

We identified the following non-contingent deliverables under the Maruho G.T. Agreement: (1) the transfer of intellectual property rights (the “license”) and (2) the supply of drug materials for clinical development purposes. We concluded that the license is not a separate unit of accounting because Maruho cannot obtain benefit from the use of the license rights for their intended purpose without the product supplied by us. Even if Maruho elects to establish its own supply of drug product, it must rely upon us to supply the drug substance necessary for Maruho’s development because Maruho does not have the right to manufacture the drug substance. We determined that neither of the deliverables has standalone value and, therefore, the deliverables are accounted for as one combined unit of accounting, with the upfront payment recognized as revenue on a straight-line basis over the estimated period of performance. We regularly evaluate the reasonableness of the estimated period of performance and revise the amortization of deferred revenue as deemed appropriate on a prospective basis. Based on an updated development plan, we revised the estimated period of performance from approximately eight years to six years and accounted for the change on a prospective basis starting with the three month period ending December 31, 2016.

Milestone payments under the Maruho G.T. Agreement could total up to $70.0 million. The achievement of any and all milestones is dependent solely upon the results of Maruho’s activities and, therefore, the milestones are not deemed to be substantive. If regulatory approval for glycopyrronium tosylate is achieved and the product is commercialized in Japan, we would recognize any royalty revenue received from Maruho based on Maruho’s net sales of the drug product in Japan.

Unless earlier terminated, the Maruho G.T. Agreement will remain in effect until the later of: (1) expiration or abandonment of the last valid claim of the applicable patent rights in Japan; (2) expiration of any market exclusivity in Japan granted by the applicable regulatory authority; and (3) 15 years following the date of the first commercial sale of the drug product in Japan.

For the year ended December 31, 2016, we recognized collaboration and license revenue related to the Maruho G.T. Agreement of $1.2 million in connection with the $25.0 million upfront payment. In addition, as of December 31, 2016, we have a deferred revenue balance related to the Maruho G.T. Agreement of $23.8 million, of which $4.3 million is recorded in deferred revenue, current on the consolidated balance sheets.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U LLC to license certain patents, patent applications and know-how related to our hyperhidrosis program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company (“Stiefel”), the prior licensee of such patents. In connection with this agreement, we also entered into a letter agreement with Stiefel. As of December 31, 2016, we have paid license and other fees of $0.5 million to Rose U and are required to pay additional amounts totaling up to $4.4 million upon the achievement of specified development, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

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

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA‑specific post‑approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $6.1 million, $3.4 million and $0 for the years ended December 31, 2016, 2015 and 2014. We recorded $2.8 million and $1.2 million in prepaid expense and other current assets and in accounts payable, respectively, related to UCB as of December 31, 2016. We recorded $0.9 million and $2.4 million in accounts payable and accrued liabilities, respectively, due to UCB for the year ended December 2015.

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

In December 2014, we earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, we earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2015. In December 2016, we earned the third and fourth development milestones of $10.7 million each for the completion of a clinical study report for a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2016 and as collaboration receivables from a related party in the consolidated balance sheets as of December 31, 2016. As a result of achieving these milestones, there are no remaining development milestone payments that we are eligible to earn and receive.

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

In connection with the UCB Agreement, UCB purchased $5.0 million of shares of our Series B convertible preferred stock in April 2014, $7.5 million of shares of our Series C convertible preferred stock in August 2014 and $7.5 million of shares of our common stock in a private placement concurrent with our IPO, at the IPO price. As of December 31, 2016, UCB beneficially owned 1,841,234 shares of our outstanding common stock. Pursuant to the UCB Agreement, UCB is entitled to designate one member to our board of directors.

11. Stockholders’ Equity

Preferred Stock

As of December 31, 2016, we were authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. Upon completion of the IPO, all shares of our issued and outstanding convertible preferred stock were automatically converted into shares of common stock. We had no shares of preferred stock issued or outstanding as of December 31, 2016 or 2015.

Common Stock

As of December 31, 2016, we were authorized to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

We had reserved shares of common stock, on an as‑converted basis, for issuance as follows:

	As of December 31,
	2016	2015	2014
Share–based payments outstanding under stock incentive plans	4,673,713	3,814,342	3,401,395
Shares available for future stock option grants	1,100,496	1,154,895	941,339
Shares available for future issuance under employee stock purchase plan	727,070	491,192	301,724
	6,501,279	5,460,429	4,644,458

12. Stock‑Based Compensation

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”) which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan (the “2014 EIP”), which became effective on October 1, 2014, the day prior to the effective date of our registration statement on Form S‑1. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise.

Equity Incentive Plan

The 2014 EIP authorizes the reservation of 1,896,551 shares of our common stock, plus any shares reserved or remaining for issuance, or that become available upon forfeiture of outstanding stock options or our repurchase of shares granted pursuant to an equity award, in each case, under the 2010 Plan. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of our common stock reserved for issuance under the 2014 EIP will increase automatically by an amount equal to 4% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors elects to authorize a lesser number of shares. Our board of directors has not elected to reduce the number of shares by which the 2014 EIP share reserve is automatically increased except with respect to the automatic increase effected on January 1, 2015, which was equal to 3% of the number of shares of our common stock outstanding on December 31, 2014.

The 2014 EIP provides for the granting of stock options and restricted stock units to our employees, officers, directors, consultants and advisors. Stock options granted under the 2014 EIP may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options (“NSOs”) may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2014 EIP must be at least equal to the fair market value of the common stock on the date of grant, except that an ISO granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2014 EIP is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. All of our other stock options granted to employees generally vest monthly over four years from the vesting commencement date. Restricted stock units granted under the 2014 EIP generally vest within four years. As of December 31, 2016, we had reserved 4,057,627 shares of common stock for issuance under the 2014 EIP. Effective January 1, 2017, an additional 1,426,081 shares of common stock were reserved for issuance.

Stock Options

The following table reflects a summary of stock option activity for the specified periods (in thousands, except share and per share amounts):

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	3,814,342	$9.19
Stock options granted	1,148,390	$27.21
Stock options exercised	(382,716)	$5.60
Stock options forfeited	(53,937)	$21.60
Stock options outstanding at December 31, 2016	4,526,079	$13.92	7.5	$74,765
Vested and expected to vest as of December 31, 2016	4,410,547	$13.67	7.4	$73,942
Exercisable as of December 31, 2016	2,525,685	$8.03	6.6	$56,333

The total estimated grant date fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $8.3 million, $4.7 million and $0.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $9.5 million, $3.6 million and $0.2 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, we granted stock options to employees and directors to purchase shares of common stock with a weighted‑average grant date fair value of $16.72, $12.49 and $7.50 per share, respectively, and a weighted‑average exercise price of $27.21, $22.05 and $7.13 per share, respectively. As of December 31, 2016, 2015 and 2014, there was total unrecognized compensation expense of $21.8 million, $13.4 million and $10.9 million, respectively, to be recognized over a period of approximately 2.6 years, 2.8 years and 2.6 years, respectively.

We estimated the fair value of stock options using the Black‑Scholes option pricing model. The fair value of employee stock options is being amortized on a straight‑line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted‑average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.0	6.1	6.0
Expected volatility	68.4%	64.1%	66.0%
Risk–free interest rate	1.4%	1.9%	1.9%
Expected dividend rate	0.0%	0.0%	0.0%

Expected Term:  We determine the expected term using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

Expected Volatility:  Prior to the IPO, our common stock had never been publicly traded. The expected volatility was derived from the average historic volatilities of several public companies within our industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option. As a public company, we will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk‑Free Interest Rate:  We determine the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant for zero coupon U.S. Treasury notes with remaining terms similar to the expected term of the stock options.

Expected Dividend Rate:  We have never paid any dividends and do not anticipate paying any dividends in the foreseeable future, and therefore used an expected dividend rate of zero in the valuation model.

During the year ended December 31, 2016, we did not grant stock options to non-employees and the compensation expense related to options granted to non-employees in prior years was immaterial.

Restricted Stock Units

During the year ended December 31, 2016, we granted 161,985 restricted stock units (“RSU”) to employees. The fair value of RSUs is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs are recognized over their respective vesting periods. The following table reflects a summary of RSU activity under our 2014 EIP and related information for the period from December 31, 2015 through December 31, 2016.

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2015	—	—
RSUs granted	161,985	$27.14
RSUs vested and settled	(13,641)	$26.37
RSUs forfeited	(710)	$26.37
RSUs outstanding at December 31, 2016	147,634	$27.21

The total grant date fair value and the total vesting date fair value of RSUs vested during the year ended December 31, 2016 was $0.4 million and $0.4 million, respectively. No RSUs were granted or outstanding during the years ended December 31, 2015 and 2014.

As of December 31, 2016, there was total unrecognized compensation expense of $3.2 million, to be recognized over a period of approximately 2.8 years.

Employee Stock Purchase Plan

On September 9, 2014, our board of directors adopted and approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014, the day that our registration statement on Form S‑1 was declared effective. The 2014 ESPP authorizes the reservation of 301,724 shares of our common stock for issuance thereunder. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of our common stock reserved for issuance under the 2014 ESPP will increase automatically by an amount equal to 1% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors or compensation committee elects to authorize a lesser number of shares. Our board of directors and compensation committee have not elected to reduce the number of shares by which the 2014 ESPP share reserve is automatically increased. Subject to certain limitations, our employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2014 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the two‑year offering period. As of December 31, 2016, we had reserved 847,738 shares of common stock for issuance under the 2014 ESPP. Effective January 1, 2017, an additional 356,520 shares of common stock were reserved for issuance. Compensation expense related to the 2014 ESPP for the years ended December 31, 2016, 2015 and 2014 was approximately $0.6 million, $0.4 million and $0.1 million, respectively.

The fair value of each employee stock purchase right grant is estimated using the Black‑Scholes option pricing model and is recognized as expense using the straight‑line method. The weighted‑average estimated fair value of employee stock purchase rights granted pursuant to the 2014 ESPP during the years ended December 31, 2016, 2015 and 2014 was $14.53, $8.03 and $5.09 per share, respectively, and was based on the following assumptions:

	Year ended December 31,
	2016	2015	2014
Expected term (in years)	1.3	1.3	1.3
Expected volatility	75.8%	56.0%	54.0%
Risk–free interest rate	0.7%	0.4%	0.1%
Expected dividend rate	0.0%	0.0%	0.0%

Total Stock‑Based Compensation

Total stock‑based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development	$4,039	$1,984	$836
General and administrative	6,964	3,148	807
Total stock-based compensation expense	$11,003	$5,132	$1,643

There were no capitalized stock‑based compensation costs or recognized stock‑based compensation tax benefits during the years ended December 31, 2016, 2015 and 2014.

13. Employee Benefit Plan

We sponsor a 401(k) defined contribution plan for our employees. This plan provides for tax‑deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. We may match employee contributions in amounts to be determined at our sole discretion. We made no contributions to the plan for the years ended December 31, 2016, 2015 or 2014.

14. Income Taxes

We recorded no provision or benefit for income taxes during the year ended December 31, 2016. We had a benefit for income taxes of $0.6 million for the year ended December 31, 2015. The benefit for income tax related to the reduction in the deferred tax liability resulting from the impairment charge to IPR&D, which was not recognized for tax purposes. We recorded a provision for income taxes of $31,000 for the year ended December 31, 2014 as a result of a change in the Canadian corporate tax rate.

Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards[1]	$74,586	$48,303
Depreciation and amortization	463	510
Research and development tax credits	4,552	1,910
Deferred revenue[1]	3,400	3,400
Accruals and stock–based compensation expense	5,457	2,638
Total deferred tax assets	88,458	56,761
Deferred tax asset valuation allowance	(88,458)	(56,761)
Net deferred tax assets	—	—
Deferred tax liabilities:
Acquired IPR&D	(194)	(194)
Net deferred tax assets prior to valuation allowance	(194)	(194)
Net deferred tax liabilities	$(194)	$(194)

1.

Deferred tax assets for the year ended December 31, 2015 relating to net operating loss carryforwards and deferred revenue were previously disclosed as $51,703 and $0, respectively, in the prior year Annual Report on Form 10-K. The amounts disclosed above have been updated for the correct amounts, and the impact of this revision was not material to any prior period.

Reconciliations of the statutory federal income tax benefit rate to our effective tax for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Tax (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State tax (benefit), net of federal benefit	—	—	0.2
Foreign tax, net of federal benefit	—	(1.1)	(0.2)
Permanent differences	(1.2)	(0.8)	(0.9)
Research and development credits	2.0	0.7	1.2
Change in valuation allowance	(34.8)	(32.0)	(34.4)
Effective tax rate	0.0%	0.8%	(0.1)%

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset net deferred tax assets as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by approximately $31.7 million and $26.0 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, we had net operating loss (“NOL”) carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $214.1 million, $44.2 million and $3.9 million, respectively. Of these amounts, $5.3 million and $0, respectively, represent federal and state tax deductions from stock‑based compensation which will be recorded as an adjustment to additional paid‑in capital when such amounts reduce taxes payable. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028. The NOL carryforwards related to deferred tax assets do not include excess tax benefits from employee stock option exercises.

As of December 31, 2016, we also had research and development credit carryforwards of $2.9 million, $1.7 million and $0.6 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards has no expiration date.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three‑year period (a Section 382 ownership change), utilization of our pre‑change NOL carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long‑ term tax‑exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We have experienced at least one ownership change since inception and utilization of NOL carryforwards will therefore be subject to annual limitation. In addition, our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

We recognize uncertain tax positions when it is more likely than not, based on the technical merits, that the position will not be sustained upon examination. The guidance also clarifies the financial statement classification of tax‑related penalties and interest and sets forth new disclosure regarding unrecognized tax benefits. Our policy is to include interest and penalties, if any, related to unrecognized tax benefits within our provision for income taxes.

As we have a full valuation allowance against our deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. We do not expect the amount of unrecognized tax benefits to change in the next 12 months. A summary of the activity of the unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2013	$330
Addition based on tax position related to current year	305
Balance as of December 31, 2014	635
Addition based on tax position related to current year	437
Balance as of December 31, 2015	1,072
Addition based on tax position related to prior years	623
Addition based on tax position related to current year	1,327
Balance as of December 31, 2016	$3,022

We file income tax returns in the United States, California and other state tax jurisdictions and Canada. We are not currently under examination by income tax authorities in federal, state, Canadian or other jurisdictions. All tax returns for 2012 and later will remain open for examination by the federal, state and Canadian authorities for three, four and four years, respectively. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

15. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2016 and 2015.

We believe that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
(Amounts in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Collaboration revenue from a related party	$—	$—	$—	$21,400
Collaboration and license revenue	—	—	119	1,066
Total revenue	—	—	119	22,466
Operating expenses:
Research and development	22,854	21,668	17,784	20,860
General and administrative	5,901	6,373	8,276	9,493
Total operating expenses	28,755	28,041	26,060	30,353
Loss from operations	(28,755)	(28,041)	(25,941)	(7,887)
Interest and other income (expense), net	319	286	431	504
Loss before taxes	(28,436)	(27,755)	(25,510)	(7,383)
(Benefit) provision for income taxes	—	—	—	—
Net loss	$(28,436)	$(27,755)	$(25,510)	$(7,383)
Net loss per share, basic and diluted	$(0.95)	$(0.89)	$(0.72)	$(0.21)
Weighted–average common shares used to compute net loss per share, basic and diluted	29,980,283	31,088,757	35,429,586	35,625,856

	2015
(Amounts in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Collaboration revenue from a related party	$—	$—	$7,300	$—
Operating expenses:
Research and development	10,088	13,495	18,890	24,358
General and administrative	4,146	3,848	4,684	5,043
Impairment of intangible assets	—	—	—	2,394
Total operating expenses	14,234	17,343	23,574	31,795
Loss from operations	(14,234)	(17,343)	(16,274)	(31,795)
Interest and other income (expense), net	237	222	259	178
Interest expense	(38)	(38)	(39)	(32)
Loss on extinguishment of debt	—	—	—	(124)
Loss before taxes	(14,035)	(17,159)	(16,054)	(31,773)
(Benefit) for income taxes	—	—	—	(622)
Net loss	$(14,035)	$(17,159)	$(16,054)	$(31,151)
Net loss per share, basic and diluted	$(0.57)	$(0.69)	$(0.58)	$(1.04)
Weighted–average common shares used to compute net loss per share, basic and diluted	24,655,011	24,694,920	27,553,952	29,938,543

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15(d)‑15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dermira, Inc.

We have audited Dermira, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dermira, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dermira, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Dermira, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III.

Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2016.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10‑K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers” in Part I of this Form 10‑K. The other information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10‑K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(b)	Exhibits. The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on the 28th day of February 2017.

DERMIRA, INC.

By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Wiggans and Andrew L. Guggenhime, jointly and severally, as his or her true and lawful attorneys‑in‑fact, proxies and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact, proxies and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys‑in‑fact, proxies and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Wiggans	Chief Executive Officer and Chairman of the	February 28, 2017
Thomas G. Wiggans	Board (Principal Executive Officer)

/s/ Andrew L. Guggenhime	Chief Operating Officer and Chief Financial Officer	February 28, 2017
Andrew L. Guggenhime	(Principal Financial and Accounting Officer)

/s/ Eugene A. Bauer M.D.	Chief Medical Officer and Director	February 28, 2017
Eugene A. Bauer

/s/ Emmanuel Caeymaex	Director	February 28, 2017
Emmanuel Caeymaex

/s/ David E. Cohen, M.D., M.P.H.	Director	February 28, 2017
David E. Cohen, M.D., M.P.H.

/s/ Fred B. Craves	Lead Independent Director	February 28, 2017
Fred B. Craves

/s/ Matthew K. Fust	Director	February 28, 2017
Matthew K. Fust

/s/ Mark D. Mcdade	Director	February 28, 2017
Mark D. McDade

/s/ Jake R. Nunn	Director	February 28, 2017
Jake R. Nunn

/s/ William R. Ringo	Director	February 28, 2017
William R. Ringo

/s/ Kathleen Sebelius	Director	February 28, 2017
Kathleen Sebelius

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	10‑Q	001‑36668	3.1	11/12/2014

3.2	Restated Bylaws.	10‑Q	001‑36668	3.2	11/12/2014

4.1	Form of Common Stock Certificate.	S‑1	333‑198410	4.1	08/27/2014

4.2	Amended and Restated Investors’ Rights Agreement, dated August 15, 2014, by and among the Registrant and certain of its stockholders.	S‑1	333‑198410	4.2	08/27/2014

10.1#	Form of Indemnity Agreement.	S‑1	333‑198410	10.1	09/19/2014

10.2#	2010 Equity Incentive Plan and forms of award agreements.	S‑1	333‑198410	10.2	08/27/2014

10.3#	2014 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	10‑Q	001‑36668	10.3	11/12/2014

10.4#	2014 Employee Stock Purchase Plan and form of subscription agreement.	10‑Q	001‑36668	10.4	11/12/2014

10.5#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Thomas G. Wiggans.	S‑1	333‑198410	10.5	08/27/2014

10.6#	Offer Letter, accepted and agreed to April 24, 2014, by and between the Registrant and Andrew L. Guggenhime.	10‑K	001‑36668	10.6	03/25/2015

10.7#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Eugene A. Bauer	S‑1	333‑198410	10.6	08/27/2014

10.8#	Amended and Restated Offer Letter, accepted and agreed to July 17, 2012, by and between the Registrant and Luis C. Peña.					X

10.9#	Amended and Restated Offer Letter, accepted and agreed to August 4, 2011, by and between the Registrant and Christopher M. Griffith.					X

10.10†	Development and Commercialisation Agreement, dated March 21, 2014, by and between the Registrant and UCB Pharma S.A.	S‑1	333‑198410	10.9	09/29/2014

10.11†	Exclusive License Agreement, dated April 26, 2013, by and between the Registrant and Rose U LLC.	S‑1	333‑198410	10.10	09/29/2014

10.12	Loan and Security Agreement, dated December 11, 2013, as amended, by and between the Registrant and Square 1 Bank.	10‑K	001‑36668	10.10	03/25/2015

10.13†	Right of First Negotiation Agreement, dated March 28, 2013, by and between the Registrant and Maruho Co., Ltd.	S‑1	333‑198410	10.12	09/29/2014

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

10.14	Lease Agreement, dated July 24, 2014, as amended, by and between the Registrant and Middlefield Park.	S‑1	333‑198410	10.13	09/12/2014

10.15	Second Amendment to Lease, dated December 4, 2015, by and between the Registrant and Middlefield Park.	10-K	001‑36668	10.13	03/04/2016

10.16	Third Amendment to Lease, dated April 29, 2016, by and between the Registrant and Middlefield Park.	10-Q	001‑36668	10.1	08/08/2016

10.17#	Form of Severance and Change in Control Agreement.	S‑1	333‑198410	10.14	09/12/2014

10.18†	Exclusive License Agreement, dated September 19, 2016, by and between the Registrant and Maruho Co., Ltd.	10-Q	001‑36668	10.1	11/07/2016

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this report).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†

Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act, have been omitted.

#	Represents a management contract or compensatory plan.
*

As contemplated by SEC Release No. 33‑8212, these exhibits are furnished with this Annual Report on Form 10‑K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Dermira, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.