Form 10-Q
period 2017-03-31
Dermira, Inc.
filed 2017-05-08
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of May 1, 2017, the registrant had 41,521,051 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,917	$41,793
Short-term investments	212,710	210,149
Collaboration receivables from a related party	10,700	21,400
Prepaid expenses and other current assets	8,012	10,649
Total current assets	433,339	283,991
Property and equipment, net	1,092	1,127
Long-term investments	18,430	24,551
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	1,013	1,035
Total assets	$455,771	$312,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,406	$13,500
Accrued liabilities	11,640	17,227
Deferred revenue, current	4,265	4,265
Total current liabilities	21,311	34,992
Long-term liabilities:
Deferred revenue, non-current	28,484	29,550
Deferred tax liability	194	194
Other long-term liabilities	686	495
Total liabilities	50,675	65,231
Stockholders’ equity:
Preferred stock	—	—
Common stock	42	36
Additional paid-in capital	684,870	497,718
Accumulated other comprehensive loss	(175)	(252)
Accumulated deficit	(279,641)	(250,132)
Total stockholders’ equity	405,096	247,370
Total liabilities and stockholders’ equity	$455,771	$312,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Collaboration and license revenue	$1,066	$—
Operating expenses:
Research and development	19,860	22,854
General and administrative	11,326	5,901
Total operating expenses	31,186	28,755
Loss from operations	(30,120)	(28,755)
Interest and other income, net	611	319
Net loss	$(29,509)	$(28,436)
Net loss per share, basic and diluted	$(0.79)	$(0.95)
Weighted-average common shares used to compute net loss per share, basic and diluted	37,289,608	29,980,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(29,509)	$(28,436)
Other comprehensive income:
Unrealized gain on available-for-sale securities	77	145
Total comprehensive loss	$(29,432)	$(28,291)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(29,509)	$(28,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	22
Stock-based compensation	4,615	2,594
Net amortization of premiums on available-for-sale securities	610	412
Changes in assets and liabilities:
Collaboration receivables from a related party	10,700	—
Prepaid expenses and other current assets	3,025	(1,242)
Other assets	22	148
Accounts payable	(8,094)	3,310
Accrued liabilities	(5,598)	(2,565)
Other long-term liabilities	191	(266)
Deferred revenue	(1,066)	—
Net cash used in operating activities	(25,023)	(26,023)
Cash flows from investing activities
Purchases of available-for-sale securities	(55,222)	(31,681)
Maturities of available-for-sale securities	57,861	42,841
Purchase of property and equipment	(35)	(96)
Net cash provided by investing activities	2,604	11,064
Cash flows from financing activities
Net proceeds from issuances of common stock	182,543	88
Net cash provided by financing activities	182,543	88
Net increase (decrease) in cash and cash equivalents	160,124	(14,871)
Cash and cash equivalents at beginning of year	41,793	107,242
Cash and cash equivalents at end of period	$201,917	$92,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A., a related party (“UCB”), for the treatment of moderate‑to‑severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne. Our corporate headquarters are located in Menlo Park, California.

On March 7, 2017, we sold 5,750,000 shares of our common stock (“2017 Public Offering”) pursuant to an automatic shelf registration statement on Form S-3 and received gross proceeds of $193.8 million and net proceeds of approximately $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of approximately $0.7 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2017.

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

Accrued Research and Development Expenses

We record accruals for estimated costs of research, preclinical, non-clinical and clinical studies and manufacturing activities, which are a significant component of research and development expenses. A substantial portion of our ongoing research and development activities is conducted by third-party service providers, including contract research organizations (“CROs”). Our contracts with CROs generally include pass-through fees such as regulatory expenses, investigator fees, travel costs and other miscellaneous costs, including shipping and printing fees. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us. We accrue the costs incurred under agreements with these third parties based on our estimate of actual work completed in accordance with the respective agreements. In the event we make advance payments, the payments are recorded as a prepaid expense and recognized as the services are performed. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services. We accrue for costs associated with unused drug supplies that are both probable and estimable.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for dilutive potential shares of common stock. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was antidilutive:

	Outstanding as of March 31,
	2017	2016
Stock options to purchase common stock	5,460,662	4,544,319
Restricted stock units	348,024	136,985
Estimated shares issuable under the employee stock purchase plan	61,476	108,581
	5,870,162	4,789,885

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration including milestones, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures.

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

The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU 2014-09 and the related supplemental ASUs are effective for us as of January 1, 2018. We currently anticipate adopting these ASUs using the modified retrospective method. We believe the key changes in the standard that could impact our revenue recognition relate to the estimation of variable consideration (including milestones), accounting for licenses of intellectual property and the timing of when those revenues are recognized. We are in the process of analyzing each of our collaboration agreements to determine the future impact that these ASUs will have on our consolidated financial statements.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$33,336	$—	$—	$33,336
U.S. Treasury securities	6,079	—	—	6,079
Corporate debt	—	182,696	—	182,696
Repurchase agreements	—	60,000	—	60,000
U.S. Government agency securities	—	63,061	—	63,061
Commercial paper	—	85,971	—	85,971
Certificates of deposit	—	901	—	901
Total financial assets	$39,415	$392,629	$—	$432,044

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	—	—	6,112
Corporate debt	—	168,878	—	168,878
Repurchase agreements	—	22,550	—	22,550
U.S. Government agency securities	—	41,366	—	41,366
Commercial paper	—	30,836	—	30,836
Certificates of deposit	—	901	—	901
Total financial assets	$11,227	$264,531	$—	$275,758

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$33,336	$—	$—	$33,336
U.S. Treasury securities	6,084	—	(5)	6,079
Corporate debt	182,833	18	(155)	182,696
Repurchase agreements	60,000	—	—	60,000
U.S. Government agency securities	63,094	1	(34)	63,061
Commercial paper	85,971	—	—	85,971
Certificates of deposit	901	—	—	901
Total investments	$432,219	$19	$(194)	$432,044

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	1	(1)	6,112
Corporate debt	169,112	6	(240)	168,878
Repurchase agreements	22,550	—	—	22,550
U.S. Government agency securities	41,384	—	(18)	41,366
Commercial paper	30,836	—	—	30,836
Certificates of deposit	901	—	—	901
Total investments	$276,010	$7	$(259)	$275,758

As of March 31, 2017, we did not hold any investments with a maturity exceeding two years or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of March 31, 2017 were temporary in nature. There were no realized gains or losses on the available-for-sale securities during the three months ended March 31, 2017 or 2016.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued outside research and development services	$6,984	$10,046
Accrued compensation	3,136	5,839
Accrued professional and consulting services	1,136	1,042
Other	384	300
Total accrued liabilities	$11,640	$17,227

6. Technology and Financing Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. As of March 31, 2017 and December 31, 2016, we recorded the $10.0 million payment related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets. The revenue would be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

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

For the three months ended March 31, 2017, we recognized collaboration and license revenue related to the Maruho G.T. Agreement of $1.1 million in connection with the $25.0 million upfront payment. In addition, as of March 31, 2017, we have a deferred revenue balance related to the Maruho G.T. Agreement of $22.7 million, of which $4.3 million is recorded in deferred revenue, current on the condensed consolidated balance sheets.

UCB (a Related Party) Agreement

In March 2014, we entered into a development and commercialization agreement with UCB, a related party (“UCB Agreement”), which provides that we will develop Cimzia for the treatment of psoriasis in order for UCB to seek regulatory approval from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and the Canadian federal department for health (“Health Canada”), and upon the grant of regulatory approval in the United States and Canada, for us to promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. Unless earlier terminated, the term of the UCB Agreement is 12.5 years following the first commercial launch following regulatory approval of Cimzia for the treatment of psoriasis in the United States or Canada.

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $1.0 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we recorded $2.1 million in prepaid expense and other current assets related to UCB. As of December 31, 2016, we recorded $2.8 million in prepaid expense and other current assets and $1.2 million in accounts payable related to the UCB Agreement.

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

As of March 31, 2017, UCB beneficially owned 1,841,234 shares, representing approximately 4% of our outstanding common stock. Pursuant to the UCB Agreement, UCB is entitled to designate one member to our board of directors.

7. Stock-Based Compensation

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan (the “2014 EIP”), which became effective on October 1, 2014. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards will be granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise. In September 2014, our board of directors approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective on October 2, 2014.

The following table reflects a summary of stock option activity and related information for the period from December 31, 2016 through March 31, 2017:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2016	4,526,079	$13.92
Stock options granted	1,041,020	33.32
Stock options exercised	(106,437)	9.74
Stock options outstanding at March 31, 2017	5,460,662	17.70

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and related information for the period from December 31, 2016 through March 31, 2017:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2016	147,634	$27.21
RSUs granted	200,390	33.19
RSUs outstanding at March 31, 2017	348,024	30.65

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	March 31,
	2017	2016
Research and development	$1,796	$954
General and administrative	2,819	1,640
Total stock-based compensation expense	$4,615	$2,594

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included as part of our Annual Report on Form 10-K for the year ended December 31, 2016, and our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2017 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A., a related party (“UCB”), for the treatment of moderate-to-severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne.

Our three late-stage product candidates are:

•

Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into an agreement with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada (“UCB Agreement”). In December 2014, we commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis that comprises three trials – CIMPASI-1, CIMPASI-2 and CIMPACT. In December 2015, we completed enrollment in this Phase 3 program, enrolling a total of 1,020 patients. In October 2016, December 2016 and January 2017, we announced positive topline results for the CIMPASI-2, CIMPASI-1 and CIMPACT trials, respectively. In all three trials, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials appears consistent with the adverse event profiles observed with Cimzia in currently approved indications. Based on these results, UCB intends to submit marketing applications to regulatory authorities, including a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”), in the third quarter of 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis.

•

Glycopyrronium tosylate, a small-molecule anticholinergic product for topical application we are developing for the treatment of primary axillary hyperhidrosis. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In February 2016, we completed patient enrollment in ATMOS-1 and ATMOS-2 and in June 2016, we announced positive topline results from these trials. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. These results were based on the overall dataset from the intent-to-treat (“ITT”) population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was generally well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. The safety and tolerability profile for glycopyrronium tosylate in the ARIDO trial is consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. The NDA submission is targeted for the second half of 2017 and is subject to the completion of certain registration-enabling activities.

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

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2016:

Cimzia

•

Announced positive results from CIMPACT, the third of three trials in the Cimzia Phase 3 program, in January 2017. In all three trials comprising the Phase 3 program, including CIMPASI-1 and CIMPASI-2 for which results were announced in December 2016 and October 2016, respectively, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials appeared consistent with the adverse event profiles observed with Cimzia in currently approved indications.

Glycopyrronium Tosylate

•	Completed a meeting with the FDA in February 2017 to discuss our planned submission of an NDA for glycopyrronium tosylate.

Olumacostat Glasaretil

•

Announced in January 2017 the initiation of a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial.

Non-Program Developments

•	Closed an underwritten public offering in March 2017 (“2017 Public Offering”), which generated net proceeds to us of approximately $181.5 million.

Financial Overview

For the three months ended March 31, 2017, net loss increased 4% to $29.5 million from $28.4 million for the same period in 2016. We recognized collaboration and license revenue of $1.1 million for the three months ended March 31, 2017 related to a portion of the upfront payment recognized pursuant to an exclusive license agreement with Maruho Co., Ltd., which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”). Research and development expenses decreased 13% to $19.9 million for the three months ended March 31, 2017 compared to the same period in 2016, driven primarily by a reduction in clinical trial activities for our Cimzia and glycopyrronium tosylate product candidates, partially offset by growth in clinical trial activities for our olumacostat glasaretil product candidate and in internal costs. General and administrative expenses increased 92% to $11.3 million for the three months ended March 31, 2017 compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities.

As of March 31, 2017, we had cash and cash equivalents and investments of $433.1 million.

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

We have never been profitable and may never be profitable. As of March 31, 2017, we had an accumulated deficit of $279.6 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. There were no material changes in our critical accounting policies and significant estimates as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017.

Results of Operations

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$1,066	$—	$1,066	*
Operating expenses:
Research and development	19,860	22,854	(2,994)	(13)%
General and administrative	11,326	5,901	5,425	92
Total operating expenses	31,186	28,755	2,431	8
Loss from operations	(30,120)	(28,755)	(1,365)	5
Interest and other income, net	611	319	292	92
Net loss	$(29,509)	$(28,436)	$(1,073)	4%

*	Percentage not meaningful

Revenue.  Our revenue has been comprised of upfront and milestone payments in connection with the UCB Agreement and the Maruho G.T. Agreement.

We recognized $1.1 million in collaboration and license revenue for the three months ended March 31, 2017 related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement. We did not recognize any revenue for the three months ended March 31, 2016.

Research and Development.  Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for conducting clinical studies and developing and manufacturing clinical trial supplies, and internal expenses consisting primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development costs as they are incurred.

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Three Months Ended
	March 31,	March 31,
	2017	2017	2016	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia[1]	Phase 3	$3,433	$9,714	$(6,281)
Glycopyrronium tosylate[2]	Phase 3 Complete	3,149	5,056	(1,907)
Olumacostat glasaretil[3]	Phase 3	5,676	2,975	2,701
Other research and development expenses		148	98	50
Internal costs		7,454	5,011	2,443
Total research and development expenses		$19,860	$22,854	$(2,994)

1.

In December 2014, we commenced a Phase 3 clinical program for Cimzia. We announced topline results for the three clinical trials in this Phase 3 program, CIMPASI-2, CIMPASI-1 and CIMPACT, in October 2016, December 2016 and January 2017, respectively. UCB plans to submit marketing applications to regulatory authorities, including a sBLA to the FDA, in the third quarter of 2017 to support potential approvals for Cimzia.

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

Research and development expenses decreased $3.0 million, or 13%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was due to an $8.2 million decrease in external costs resulting from the reduction in clinical trial activities for our Cimzia and glycopyrronium tosylate product candidates, partially offset by a $5.1 million increase driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate related to the initiation of our Phase 3 program and an increase in internal costs related to headcount growth and associated expenses.

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

General and administrative expenses increased $5.4 million, or 92%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was due to headcount growth and associated expenses and higher expenses related to commercial readiness activities.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, prepare for the commercialization of our product candidates and increase our headcount.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities.

On November 2, 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. On June 13, 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of March 31, 2017, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

Additionally, on February 28, 2017, we filed an automatic shelf registration statement on Form S-3 as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, for the potential offering, issuance and sale by us of shares of our common stock. On March 7, 2017, we sold 5,750,000 shares of our common stock pursuant to the automatic shelf registration statement and received gross proceeds of $193.8 million and net proceeds of approximately $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of approximately $0.7 million.

As of March 31, 2017, we had $433.1 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of March 31, 2017, we had an accumulated deficit of $279.6 million. We expect to incur additional losses in the future as we conduct research and development and pre-commercialization activities, and potential commercialization and marketing activities, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(25,023)	$(26,023)
Investing activities	2,604	11,064
Financing activities	182,543	88
Net increase (decrease) in cash and cash equivalents	$160,124	$(14,871)

Operating Activities.  Net cash used in operating activities was $25.0 million for the three months ended March 31, 2017 and consisted of a net loss of $29.5 million and a $0.8 million increase in net operating assets, partially offset by $5.3 million in non-cash charges. The increase in net operating assets consisted primarily of an $8.1 million decrease in accounts payable, a $5.6 million decrease in accrued liabilities and a $1.1 million decrease in deferred revenue. These changes were partially offset by a $10.7 million decrease in collaboration receivables from a related party attributable to the receipt of the third milestone payment from UCB, which was recognized in the fourth quarter of 2016, and a $3.0 million decrease in prepaid expenses and other current assets. Non-cash charges included $4.6 million of stock-based compensation expense and $0.6 million of net amortization of premiums on available-for-sale securities. Net cash used in operating activities was $26.0 million for the three months ended March 31, 2016 and consisted primarily of our net loss of $28.4 million and a $0.6 million increase in net operating assets, offset by $3.0 million in non-cash charges. The increase in net operating assets was driven primarily by a $2.6 million decrease in accrued liabilities and a $1.2 million increase in prepaid expenses and other current assets, partially offset by a $3.3 million increase in accounts payable. Non-cash charges included $2.6 million of stock-based compensation expense and $0.4 million of net amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash provided by investing activities for the three months ended March 31, 2017 was $2.6 million, which resulted primarily from proceeds from maturities of investments of $57.9 million, partially offset by purchases of investments of $55.2 million. Net cash provided by investing activities for the three months ended March 31, 2016 was $11.1 million, which resulted primarily from proceeds from maturities of investments of $42.8 million, partially offset by purchases of investments of $31.7 million.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2017 was $182.5 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2016 related to the exercise of employee stock options.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of March 31, 2017 are sufficient to meet our anticipated cash requirements into the first half of 2019 and to: enable UCB to submit an sBLA to the FDA for potential approval of Cimzia; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to glycopyrronium tosylate; enable us to complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our Cimzia and glycopyrronium tosylate product candidates assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and commence potential lifecycle management activities related to our glycopyrronium tosylate and olumacostat glasaretil product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act, and do not have any holdings in variable interest entities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio includes three late-stage product candidates that target significant unmet needs and market opportunities: Cimzia (certolizumab pegol), in Phase 3 development in collaboration with UCB Pharma S.A. (“UCB”) for the treatment of moderate-to-severe chronic plaque psoriasis; glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. For more information about risks under our development and commercialization agreement with UCB (“UCB Agreement”), see “—Risks Related to Our Collaboration with UCB.” In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•	the prevalence, duration and severity of potential side effects experienced with our product candidates or future product candidates or approved products, if any;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $29.5 million and $28.4 million for the three months ended March 31, 2017 and 2016, respectively, and of $89.1 million and $78.4 million for the fiscal years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, we had an accumulated deficit of $279.6 million.

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

As of March 31, 2017, we had capital resources consisting of cash and cash equivalents and investments of $433.1 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and cash equivalents and investments are sufficient to meet our anticipated cash requirements into the first half of 2019 and to: enable UCB to submit a supplemental Biologics License Application to the FDA for potential approval of Cimzia; complete registration-enabling activities and submit a new drug application (“NDA”) to the FDA for potential approval related to glycopyrronium tosylate; enable us to complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our Cimzia and glycopyrronium tosylate product candidates assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and commence potential lifecycle management activities related to our glycopyrronium tosylate and olumacostat glasaretil product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, Cimzia, glycopyrronium tosylate and olumacostat glasaretil, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or our commercialization efforts, or other aspects of our business plan. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. In particular, for Cimzia, if we experience delays in the completion of, or if we terminate, clinical trials, our ability to receive regulatory- or sales-based milestone payments and royalties under the UCB Agreement will be reduced, delayed or prevented.

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

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current product candidates in the United States until we receive approval of an NDA, biologics license application (“BLA”) or other applicable regulatory filing from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

To gain approval to market a biologic product such as Cimzia or a new drug such as glycopyrronium tosylate or olumacostat glasaretil, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic products, including a drug such as Cimzia that has been approved for multiple indications, and new drug products, involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two glycopyrronium tosylate Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity portion of which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product.

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

Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. For example, the FDA may not agree with our Phase 3 clinical trial protocols for our product candidates. In addition, our product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. In our collaboration with UCB, we are required to pursue development in support of UCB seeking approval from each of the FDA, the European Medicines Agency (“EMA”) as established by Regulation (EC) 2309/93 and Regulation (EC) 726/2004, and the Canadian federal department for health (“Health Canada”), although we have the right to abandon pursuit of regulatory approval in Canada. If UCB is unable to obtain and retain regulatory approval for the marketing of Cimzia for psoriasis, we could lose our ability to receive royalties and regulatory- and sales-based milestone payments, which would adversely affect our financial position and business.

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would harm our business, financial condition, operating results and prospects.

We have never prepared, or obtained approval of, an NDA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our product candidates. Failure to successfully prepare or obtain approval of an NDA submission or equivalent foreign filing in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Preparing, and obtaining approval of, an NDA submission or equivalent foreign filing are complicated processes. Although our employees have prepared, and obtained approvals of, NDAs and equivalent foreign filings in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to complete or obtain, or delays in completing or obtaining, our NDA submissions for glycopyrronium tosylate or olumacostat glasaretil or approval thereof, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Allergan plc, Almirall, S.A., Amgen Inc., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), Biocon Ltd, BioPharmX Corporation, Inc., Boehringer Ingelheim, Brickell Biotech, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., Celgene International, Celltrion Healthcare Co., Ltd., Coherus BioSciences, Inc., Daiichi Sankyo Co. Ltd, Eirion Therapeutics, Inc., Eisai Co., Ltd., Eli Lilly and Company, Foamix Pharmaceuticals Ltd., Fujifilm Kyowa Kirin Biologics Co. Ltd, Galderma S.A., GlaxoSmithKline LLC (“GSK”), Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Maruho Co., Ltd., Merck & Co., Inc., MetrioPharm AG, Miramar Labs, Inc., Mitsubishi Tanabe Pharma Corporation, Momenta Pharmaceuticals Inc., Mylan Inc., Novan, Inc., Novartis International AG, Pfizer Inc., Ranbaxy Pharmaceuticals Inc., Regeneron Pharmaceuticals, Inc., Revance Therapeutics, Inc., Samsung Bioepis Co., Ltd., Sandoz International GmbH, Shire plc, Sun Pharmaceutical Industries Ltd., Takeda Pharmaceutical Company Limited, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., UCB, Ulthera, Inc. and Valeant Pharmaceuticals International. The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

The regulations, policies or guidance of the FDA and other applicable government agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulations that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

We have conducted, are conducting and may in the future conduct clinical trials for our product candidates outside the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials, which would likely result in additional costs to us and delay our business plan.

We have conducted, are conducting and may in the future choose to conduct, one or more of our clinical trials outside the United States, including in Australia, Canada and Europe. For example, our Phase 3 clinical program for Cimzia was conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action, any of which may adversely impact our business, financial condition, operating results and prospects.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Undesirable side effects caused by product candidates could cause us, any partners with which we may collaborate or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if we obtain regulatory approval for Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis, we expect that regulatory authorities will require us to include the same box warning regarding increased risk of serious infections that may lead to hospitalization or death and a potential association with increased cancer risk in TNF inhibitors, of which Cimzia is one, that is currently included in labeling for Cimzia for the treatment of other indications. Results of clinical trials could reveal a high and unacceptable severity and prevalence of one or more of these side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our potential partners, to cease further development of or deny approval of product candidates for any or all targeted indications. In addition, the FDA recently created a Tracked Safety Issue (“TSI”) for all TNF inhibitors, including Cimzia, based on a potential signal of psychiatric and nervous system disorders including: anxiety, hallucination, paranoia, psychotic disorder, cognitive impairment, depression, and suicide/suicidal ideation. This TSI may have an impact on our development program or the labeling for Cimzia. Any drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

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

We or our current and prospective partners may be subject to product recalls, withdrawals or seizures if any of our product candidates, if approved for marketing, fail to meet specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to manufacturing, labeling, promotion, sale or distribution. Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our approved products. In addition, a recall, withdrawal or seizure of any of our approved products would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition and operating results.

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

The UCB Agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the EMA and Health Canada up to a specified amount that is greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. Delays in the completion of clinical trials, including as a result of regulatory requirements, could substantially increase our product development costs. We do not know whether our clinical trials will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position. The costs associated with product development can increase for a variety of reasons, including:

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

If we consummate a change of control with a third party that is clinically developing or commercializing a biologic TNF inhibitor, UCB has the right to terminate the UCB Agreement. If such termination occurs prior to the grant of regulatory approval for Cimzia for the treatment of psoriasis, we would be obligated to pay the remaining costs for which we would be responsible under the agreed development plan. This could make an acquisition of us by any such company economically unattractive, potentially prohibitively so. Among the companies that we are aware are currently clinically developing or commercializing biologic TNF inhibitors are AbbVie, Amgen, Baxter International Inc., Boehringer Ingelheim, Biogen Idec Inc., Biocon, Celltrion, Coherus BioSciences, Daiichi Sankyo, Eisai, Fujifilm Kyowa Kirin Biologics, GSK, Hospira, Inc., Johnson & Johnson, Merck, Mitsubishi Tanabe Pharma Corporation, Momenta Pharmaceuticals, Mylan, Novartis AG, Pfizer, Ranbaxy Laboratories Limited, Samsung Bioepis, Sandoz, Takeda and Teva. Additional companies may develop or commercialize a biologic TNF inhibitor in the future. The resulting unlikelihood of an acquisition of us by these companies may reduce our future strategic options and the likelihood of our stockholders participating in a company sale transaction that could be financially attractive to them.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on development funding and the achievement of regulatory milestones under the UCB Agreement, the achievement of milestones under a license agreement with Maruho Co., Ltd. pursuant to which we granted Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

During the period between January 1, 2016 and May 5, 2017, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $18.67 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of March 31, 2017, we had 41,508,486 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 47% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Additionally, approximately 9.1 million shares are currently restricted as a result of lock-up agreements entered into in connection with our public offering of common stock in March 2017 and will become eligible for sale in the public market on May 30, 2017. If a large number of shares of our common stock into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. In June 2016, we sold 5,175,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement for aggregate gross proceeds of $144.9 million. Furthermore, pursuant to a sales agreement between us and Cowen and Company, LLC (‘‘Cowen’’), common stock with an aggregate offering price of up to $75.0 million may be issued and sold pursuant to an ‘‘at-the-market’’ offering for sales of our common stock. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the sales agreement.

In addition, in February 2017, we filed an automatic shelf registration statement on Form S-3, which immediately became effective. In March 2017, we sold 5,750,000 shares of our common stock in an underwritten public offering pursuant to the automatic shelf registration statement for aggregate gross proceeds of $193.8 million. As long as we continue to satisfy the requirements to be deemed a “well-known seasoned issuer” under SEC rules, and subject to certain other requirements, we will be eligible to file automatic shelf registration statements that become immediately effective upon filing and allow us to issue registered shares of common stock and other securities in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering. If we sell additional common stock, preferred stock, convertible securities and other equity securities in future transactions pursuant to our shelf registration statements or otherwise, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of March 31, 2017, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 14% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Unregistered Sales of Equity Securities

We made no sales of unregistered securities during the quarter ended March 31, 2017 that we have not previously reported.

Issuer Purchases of Equity Securities

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 8, 2017.

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