Form 10-Q
period 2017-06-30
Dermira, Inc.
filed 2017-08-07
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, the registrant had 41,591,375 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,308	$41,793
Short-term investments	272,453	210,149
Collaboration receivables from a related party	—	21,400
Prepaid expenses and other current assets	7,949	10,649
Total current assets	698,710	283,991
Property and equipment, net	1,003	1,127
Long-term investments	5,186	24,551
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	992	1,035
Total assets	$707,788	$312,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,476	$13,500
Accrued liabilities	15,862	17,227
Deferred revenue, current	4,265	4,265
Total current liabilities	28,603	34,992
Long-term liabilities:
Deferred revenue, non-current	27,418	29,550
Convertible notes, net	278,468	—
Deferred tax liability	194	194
Other long-term liabilities	696	495
Total liabilities	335,379	65,231
Stockholders’ equity:
Preferred stock	—	—
Common stock	42	36
Additional paid-in capital	690,785	497,718
Accumulated other comprehensive loss	(211)	(252)
Accumulated deficit	(318,207)	(250,132)
Total stockholders’ equity	372,409	247,370
Total liabilities and stockholders’ equity	$707,788	$312,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$1,066	$—	$2,132	$—
Operating expenses:
Research and development	25,978	21,668	45,838	44,522
General and administrative	13,587	6,373	24,913	12,274
Total operating expenses	39,565	28,041	70,751	56,796
Loss from operations	(38,499)	(28,041)	(68,619)	(56,796)
Interest and other income, net	1,253	286	1,864	605
Interest expense	(1,320)	—	(1,320)	—
Net loss	$(38,566)	$(27,755)	$(68,075)	$(56,191)
Net loss per share, basic and diluted	$(0.93)	$(0.89)	$(1.73)	$(1.84)
Weighted-average common shares used to compute net loss per share, basic and diluted	41,552,784	31,088,757	39,432,973	30,534,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(38,566)	$(27,755)	$(68,075)	$(56,191)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(36)	(5)	41	140
Total comprehensive loss	$(38,602)	$(27,760)	$(68,034)	$(56,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(68,075)	$(56,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	54
Stock-based compensation	9,719	5,055
Net amortization of premiums on available-for-sale securities	1,342	788
Amortization of convertible note discount and issuance costs	230	—
Changes in assets and liabilities:
Collaboration receivables from a related party	21,400	—
Prepaid expenses and other current assets	3,534	(2,812)
Other assets	43	156
Accounts payable	(5,024)	(434)
Accrued liabilities	(1,365)	(75)
Other long-term liabilities	201	(244)
Deferred revenue	(2,132)	—
Net cash used in operating activities	(39,961)	(53,703)
Cash flows from investing activities
Purchases of available-for-sale securities	(164,601)	(33,784)
Maturities of available-for-sale securities	119,527	54,614
Purchase of property and equipment	(42)	(103)
Net cash provided by (used in) investing activities	(45,116)	20,727
Cash flows from financing activities
Net proceeds from issuances of common stock	183,354	136,715
Net proceeds from issuance of convertible notes	278,238	—
Net cash provided by financing activities	461,592	136,715
Net increase in cash and cash equivalents	376,515	103,739
Cash and cash equivalents at beginning of year	41,793	107,242
Cash and cash equivalents at end of period	$418,308	$210,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: Cimzia (certolizumab pegol), for which marketing applications have been submitted for potential approval for the treatment of moderate-to-severe chronic plaque psoriasis, in collaboration with UCB Pharma S.A., a related party (“UCB”); glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne. Our corporate headquarters are located in Menlo Park, California.

In March 2017, we sold 5,750,000 shares of our common stock (“2017 Public Offering”) pursuant to an automatic shelf registration statement on Form S-3 and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”) in a private placement to qualified institutional buyers and received net proceeds of approximately $278.2 million, after deducting the initial purchasers’ discounts of $8.6 million and estimated issuance costs of $0.7 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the Notes, are offset against gross proceeds from the issuance of the Notes and are amortized to interest expense over the estimated life of the Notes based on the effective interest method.

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

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was antidilutive:

	Outstanding as of June 30,
	2017	2016
Stock options to purchase common stock	5,682,968	4,544,787
Shares subject to outstanding restricted stock units	367,124	136,275
Estimated shares issuable under the employee stock purchase plan	133,839	85,380
Shares issuable upon conversion of Notes	8,109,771	—
	14,293,702	4,766,442

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$195,950	$—	$—	$195,950
U.S. Treasury securities	8,045	—	—	8,045
Corporate debt	—	208,836	—	208,836
Repurchase agreements	—	150,000	—	150,000
U.S. Government agency securities	—	29,360	—	29,360
Commercial paper	—	101,102	—	101,102
Certificates of deposit	—	900	—	900
Total financial assets	$203,995	$490,198	$—	$694,193

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	—	—	6,112
Corporate debt	—	168,878	—	168,878
Repurchase agreements	—	22,550	—	22,550
U.S. Government agency securities	—	41,366	—	41,366
Commercial paper	—	30,836	—	30,836
Certificates of deposit	—	901	—	901
Total financial assets	$11,227	$264,531	$—	$275,758

The estimated fair value of our Notes was $317.0 million as of June 30, 2017 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Notes as of June 30, 2017.

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$195,950	$—	$—	$195,950
U.S. Treasury securities	8,054	—	(9)	8,045
Corporate debt	209,012	9	(185)	208,836
Repurchase agreements	150,000	—	—	150,000
U.S. Government agency securities	29,386	—	(26)	29,360
Commercial paper	101,102	—	—	101,102
Certificates of deposit	900	—	—	900
Total investments	$694,404	$9	$(220)	$694,193

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	1	(1)	6,112
Corporate debt	169,112	6	(240)	168,878
Repurchase agreements	22,550	—	—	22,550
U.S. Government agency securities	41,384	—	(18)	41,366
Commercial paper	30,836	—	—	30,836
Certificates of deposit	901	—	—	901
Total investments	$276,010	$7	$(259)	$275,758

As of June 30, 2017, we did not hold any investments with a maturity exceeding two years or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of June 30, 2017 were temporary in nature.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued outside research and development services	$7,640	$10,046
Accrued compensation	4,786	5,839
Accrued professional and consulting services	1,969	1,042
Accrued interest	1,090	—
Other	377	300
Total accrued liabilities	$15,862	$17,227

6. Convertible Notes

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 in a private placement. We received net proceeds of approximately $278.2 million, after deducting the initial purchasers’ discounts of $8.6 million and estimated issuance costs of $0.7 million. The Notes were issued pursuant to an Indenture, dated as of May 16, 2017 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms.

The Notes are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. The conversion rate and the corresponding conversion price are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes, plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount.

As of June 30, 2017, there were unamortized issuance costs and debt discounts of $9.0 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Technology and Financing Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. As of June 30, 2017 and December 31, 2016, we recorded the $10.0 million payment related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets. The revenue would be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

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

For the three and six months ended June 30, 2017, we recognized collaboration and license revenue related to the Maruho G.T. Agreement of $1.1 million and $2.1 million, respectively, in connection with the $25.0 million upfront payment. In addition, as of June 30, 2017, we have a deferred revenue balance related to the Maruho G.T. Agreement of $21.7 million, of which $4.3 million is recorded in deferred revenue, current on the condensed consolidated balance sheets.

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

We have agreed with UCB on a development plan to obtain regulatory approval from the FDA, the EMA and Health Canada, which may be amended as necessary to meet the requirements of these regulatory authorities for approval. We are responsible for development costs under the development plan up to a specified cap greater than $75.0 million and less than $95.0 million, plus our internal development costs. Development costs under the development plan include the costs of clinical trial materials, which are supplied by UCB and paid by us. Any development costs in excess of the specified cap or for any required clinical trials in pediatric patients will be shared equally. Development costs for any EMA-specific post-approval studies will be borne solely by UCB. We incurred expenses related to clinical materials supplied by UCB totaling $1.0 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we recorded $2.6 million in prepaid expense and other current assets and $1.5 million in accounts payable related to the UCB Agreement. As of December 31, 2016, we recorded $2.8 million in prepaid expense and other current assets and $1.2 million in accounts payable related to UCB.

UCB is obligated to pay us up to an aggregate of $13.5 million upon the grant of regulatory approval, including pricing and reimbursement approval, in certain European countries, and, as of the date of execution of the UCB Agreement, was obligated to pay us up to an aggregate of $36.0 million if certain development milestones were met. The UCB Agreement has two deliverables that represent two units of accounting, which are (1) the delivery of services related to the development of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis and (2) the marketing services needed to commercialize Cimzia in the United States and Canada. At the date of execution of the UCB Agreement, potential future payments eligible to be received upon the achievement of development and regulatory milestones were all considered to be substantive. As such, any milestone payment would be recognized in its entirety in the period in which the milestone event is achieved and collectability is reasonably assured. Any royalties and sales-based milestone payments would be recognized as revenue when earned and realizable.

In December 2014, we earned the first development milestone of $7.3 million for dosing of the first patient in the Phase 3 clinical program for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2014. In September 2015, we earned the second development milestone of $7.3 million for the completion of patient enrollment in a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2015. In December 2016, we earned the third and fourth development milestones of $10.7 million each for the completion of a clinical study report for a Phase 3 clinical trial for Cimzia and recorded the amount as collaboration revenue from a related party in the consolidated statements of operations for the year ended December 31, 2016 and as collaboration receivables from a related party in the consolidated balance sheets as of December 31, 2016. As a result of achieving and receiving payment for these milestones, there are no remaining development milestone payments that we are eligible to earn and receive.

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

As of June 30, 2017, UCB beneficially owned 1,841,234 shares, representing approximately 4% of our outstanding common stock. Pursuant to the UCB Agreement, UCB is entitled to designate one member to our board of directors.

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

The following table reflects a summary of stock option activity and related information for the period from December 31, 2016 through June 30, 2017:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2016	4,526,079	$13.92
Stock options granted	1,317,520	$32.80
Stock options exercised	(141,378)	$8.08
Stock options forfeited	(19,253)	$27.22
Stock options outstanding at June 30, 2017	5,682,968	$18.40

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and related information for the period from December 31, 2016 through June 30, 2017:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2016	147,634	$27.21
RSUs granted	221,390	$32.70
RSUs forfeited	(1,900)	$30.30
RSUs outstanding at June 30, 2017	367,124	$30.50

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$2,018	$990	$3,814	$1,944
General and administrative	3,086	1,471	5,905	3,111
Total stock-based compensation expense	$5,104	$2,461	$9,719	$5,055

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included as part of our Annual Report on Form 10-K for the year ended December 31, 2016, and our unaudited Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2017 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: Cimzia (certolizumab pegol), for which marketing applications have been submitted for potential approval for the treatment of moderate-to-severe chronic plaque psoriasis, in collaboration with UCB Pharma S.A., a related party (“UCB”); glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne.

Our three late-stage product candidates are:

•

Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor that is currently approved and marketed by UCB for the treatment of numerous inflammatory diseases spanning multiple medical specialties in multiple countries, including the United States. In March 2014, we entered into an agreement with UCB to develop Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in the United States, Canada and the European Union and, upon regulatory approval, to market Cimzia to dermatologists in the United States and Canada (“UCB Agreement”). In December 2014, we commenced a Phase 3 clinical program for Cimzia in moderate-to-severe chronic plaque psoriasis that comprises three trials – CIMPASI-1, CIMPASI-2 and CIMPACT. In December 2015, we completed enrollment in this Phase 3 program, enrolling a total of 1,020 patients. In October 2016, December 2016 and January 2017, we announced positive topline results for the CIMPASI-2, CIMPASI-1 and CIMPACT trials, respectively. In all three trials, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials is consistent with the safety profile of Cimzia in currently approved indications. Based on these results, UCB submitted a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”) and a Type II Variation to the European Medicines Agency (“EMA”) in July 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. An additional submission to expand the use of CIMZIA in this patient population is also planned with the Canadian federal department for health (“Health Canada”).

•

Glycopyrronium tosylate, a small-molecule anticholinergic product for topical application we are developing for the treatment of primary axillary hyperhidrosis. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In February 2016, we completed patient enrollment in ATMOS-1 and ATMOS-2 and in June 2016, we announced positive topline results from these trials. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. Results from both Phase 3 trials were based on the overall dataset from the intent-to-treat population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. The safety and tolerability profile for glycopyrronium tosylate in the ARIDO trial is consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we plan to submit a New Drug Application (“NDA”) to the FDA for potential approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. The NDA submission is targeted for the second half of 2017.

•

Olumacostat glasaretil, a novel, small molecule that targets sebum production following topical application that we are developing for the treatment of acne. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed patient enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. The CLAREOS-1 and CLAREOS-2 trials are expected to enroll a total of approximately 1,400 adult and adolescent (ages nine and older) patients with moderate-to-severe acne. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first quarter of 2018.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2016:

Cimzia

•

UCB submitted a sBLA to the FDA and a Type II Variation to the EMA in July 2017 pursuant to the UCB Agreement to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis.

•

Announced positive results from CIMPACT, the third of three trials in the Cimzia Phase 3 program, in January 2017. In all three trials comprising the Phase 3 program, including CIMPASI-1 and CIMPASI-2 for which results were announced in December 2016 and October 2016, respectively, Cimzia demonstrated statistically significant improvements for all primary or co-primary endpoints compared to placebo at both treatment doses. The adverse event profile across all three trials was consistent with the safety profile of Cimzia in currently approved indications.

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

Non-Program Developments

•	Closed a private placement of 3.00% Convertible Senior Notes due 2022 (“Notes”) in May 2017, which generated net proceeds to us of approximately $278.2 million.
•	Closed an underwritten public offering in March 2017 (“2017 Public Offering”), which generated net proceeds to us of $181.5 million.

Financial Overview

For the three months ended June 30, 2017, net loss increased 39% to $38.6 million from $27.8 million for the same period in 2016. We recognized collaboration and license revenue of $1.1 million for the three months ended June 30, 2017 related to a portion of the upfront payment recognized pursuant to our exclusive license agreement with Maruho Co., Ltd., which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”). Research and development expenses increased 20% to $26.0 million for the three months ended June 30, 2017 compared to the same period in 2016, driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate, partially offset by a reduction in clinical trial activities for our Cimzia and glycopyrronium tosylate product candidates. General and administrative expenses increased 113% to $13.6 million for the three months ended June 30, 2017 compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities.

For the six months ended June 30, 2017, net loss increased 21% to $68.1 million from $56.2 million for the same period in 2016. We recognized collaboration and license revenue of $2.1 million for the six months ended June 30, 2017 related to a portion of the upfront payment recognized pursuant to our exclusive license agreement with Maruho. Research and development expenses increased 3% to $45.8 million for the six months ended June 30, 2017 compared to the same period in 2016, driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate and in internal costs, partially offset by a reduction in clinical trial activities for our Cimzia and glycopyrronium tosylate product candidates. General and administrative expenses increased 103% to $24.9 million for the six months ended June 30, 2017 compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities.

As of June 30, 2017, we had cash and cash equivalents and investments of $695.9 million.

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

We have never been profitable and may never be profitable. As of June 30, 2017, we had an accumulated deficit of $318.2 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$1,066	$—	$1,066	*	$2,132	$—	$2,132	*
Operating expenses:
Research and development	25,978	21,668	4,310	20%	45,838	44,522	1,316	3%
General and administrative	13,587	6,373	7,214	113	24,913	12,274	12,639	103
Total operating expenses	39,565	28,041	11,524	41	70,751	56,796	13,955	25
Loss from operations	(38,499)	(28,041)	(10,458)	37	(68,619)	(56,796)	(11,823)	21
Interest and other income, net	1,253	286	967	338	1,864	605	1,259	208
Interest expense	(1,320)	—	(1,320)	*	(1,320)	—	(1,320)	*
Net loss	$(38,566)	$(27,755)	$(10,811)	39%	$(68,075)	$(56,191)	$(11,884)	21%

*	Percentage not meaningful

Revenue.  Our revenue has been comprised of upfront and milestone payments in connection with the UCB Agreement and the Maruho G.T. Agreement.

We recognized $1.1 million and $2.1 million in collaboration and license revenue for the three and six months ended June 30, 2017, respectively, related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement. We did not recognize any revenue for the three and six months ended June 30, 2016.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Three Months Ended			Six Months Ended
	June 30,	June 30,			June 30,
	2017	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
External costs incurred by product candidate:
Cimzia[1]	Phase 3	$4,973	$7,533	$(2,560)	$8,406	$17,247	$(8,841)
Glycopyrronium tosylate[2]	Phase 3 Complete	2,725	6,925	(4,200)	5,874	11,981	(6,107)
Olumacostat glasaretil[3]	Phase 3	9,971	1,521	8,450	15,647	4,497	11,150
Other research and development expenses		504	(13)	517	652	84	568
Internal costs		7,805	5,702	2,103	15,259	10,713	4,546
Total research and development expenses		$25,978	$21,668	$4,310	$45,838	$44,522	$1,316

1.

In December 2014, we commenced a Phase 3 clinical program for Cimzia. We announced topline results for the three clinical trials in this Phase 3 program, CIMPASI-2, CIMPASI-1 and CIMPACT, in October 2016, December 2016 and January 2017, respectively. UCB submitted a sBLA to the FDA and a Type II Variation to the EMA in July 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. An additional submission to expand the use of CIMZIA in this patient population is also planned with Health Canada.

2.

In June 2016, we announced topline results from the pivotal trials of the Phase 3 program. In December 2016, the treatment period for ARIDO, an open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. We plan to submit an NDA to the FDA for potential approval of glycopyrronium tosylate in the second half of 2017.

3.

In May 2016, we announced topline results from the olumacostat glasaretil Phase 2b study. Based on these results, we initiated a Phase 3 program in December 2016 and expect to announce topline results from the two pivotal clinical trials, CLAREOS-1 and CLAREOS-2, in the first quarter of 2018.

Research and development expenses increased $4.3 million, or 20%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was due to a $11.1 million increase driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate related to our Phase 3 program, which commenced in December 2016, and an increase in internal costs related to headcount growth and associated expenses, partially offset by a $6.8 million decrease in external costs for our Cimzia and glycopyrronium tosylate product candidates, which completed patient enrollment in their respective Phase 3 clinical trials in 2016.

Research and development expenses increased $1.3 million, or 3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was due to a $16.3 million increase driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate related to our Phase 3 program and an increase in internal costs related to headcount growth and associated expenses, partially offset by a $14.9 million decrease in external costs for our Cimzia and glycopyrronium tosylate product candidates.

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

General and administrative expenses increased $7.2 million, or 113%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was due to headcount growth and associated expenses and higher expenses related to commercial readiness activities.

General and administrative expenses increased $12.6 million, or 103%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was due to headcount growth and associated expenses and higher expenses related to commercial readiness activities.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, prepare for the potential commercialization of our product candidates and increase our headcount.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

In November 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of June 30, 2017, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

Additionally, in February 2017, we filed an automatic shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of shares of our common stock. In March 2017, we sold 5,750,000 shares of our common stock pursuant to the automatic shelf registration statement and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 in a private placement to qualified institutional buyers and received net proceeds of approximately $278.2 million, after deducting the initial purchasers’ discounts of $8.6 million and estimated issuance costs of $0.7 million.

As of June 30, 2017, we had $695.9 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of June 30, 2017, we had an accumulated deficit of $318.2 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(39,961)	$(53,703)
Investing activities	(45,116)	20,727
Financing activities	461,592	136,715
Net increase in cash and cash equivalents	$376,515	$103,739

Operating Activities.  Net cash used in operating activities was $40.0 million for the six months ended June 30, 2017 and consisted of a net loss of $68.1 million, offset by a $16.7 million decrease in net operating assets and $11.5 million in non-cash charges. The decrease in net operating assets consisted primarily of a $21.4 million decrease in collaboration receivables from a related party attributable to the receipt of the third and fourth milestone payments from UCB, which were recognized in the fourth quarter of 2016, and a $3.5 million decrease in prepaid expenses and other current assets. These changes were partially offset by a $5.0 million decrease in accounts payable, a $2.1 million decrease in deferred revenue and a $1.4 million decrease in accrued liabilities. Non-cash charges included $9.7 million of stock-based compensation expense and $1.3 million of net amortization of premiums on available-for-sale securities. Net cash used in operating activities was $53.7 million for the six months ended June 30, 2016 and consisted of a net loss of $56.2 million and a $3.4 million increase in net operating assets, partially offset by $5.9 million in non-cash charges. The increase in net operating assets consisted of a $2.8 million increase in prepaid expenses and other current assets and a $0.8 million decrease in accounts payable, accrued liabilities and other long-term liabilities. Non-cash charges primarily included $5.1 million of stock-based compensation expense and $0.8 million of amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2017 was $45.1 million, which resulted primarily from purchases of investments of $164.6 million, offset by proceeds from maturities of investments of $119.5 million. Net cash provided by investing activities for the six months ended June 30, 2016 was $20.7 million, which resulted primarily from proceeds from maturities of investments of $54.6 million, partially offset by purchases of investments of $33.8 million.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2017 was $461.6 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.2 million from the sale of the Notes. Net cash provided by financing activities for the six months ended June 30, 2016 was $136.7 million, which resulted primarily from net proceeds from our underwritten public offering of $135.6 million in June 2016.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of June 30, 2017 are sufficient to: submit an NDA to the FDA for potential approval related to glycopyrronium tosylate; enable us to complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our Cimzia and glycopyrronium tosylate product candidates assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our glycopyrronium tosylate and olumacostat glasaretil product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2017:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years
	(in thousands)
Operating lease obligations	$13,840	$2,922	$6,110	$4,808
Notes	330,625	8,625	17,250	304,750
Total contractual obligations	$344,465	$11,547	$23,360	$309,558

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus any accrued and unpaid interest.

Other than the Notes as described above, there have been no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act, and do not have any holdings in variable interest entities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate sensitivity on our outstanding 3.00% Convertible Senior Notes due 2011 (“Notes”) that were sold in a private placement to qualified institutional buyers. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. The Notes are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock.

During the six months ended June 30, 2017, there have been no other significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: Cimzia (certolizumab pegol), for which marketing applications have been submitted for potential approval for the treatment of moderate-to-severe chronic plaque psoriasis, in collaboration with UCB Pharma S.A. (“UCB”); glycopyrronium tosylate (formerly DRM04), which has completed a Phase 3 program for the treatment of primary axillary hyperhidrosis, or excessive underarm sweating; and olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. For more information about risks under our development and commercialization agreement with UCB (“UCB Agreement”), see “—Risks Related to Our Collaboration with UCB.” In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $68.1 million and $56.2 million for the six months ended June 30, 2017 and 2016, respectively, and of $89.1 million and $78.4 million for the fiscal years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $318.2 million.

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

As of June 30, 2017, we had capital resources consisting of cash and cash equivalents and investments of $695.9 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and cash equivalents and investments are sufficient to: submit a new drug application (“NDA”) to the FDA for potential approval related to glycopyrronium tosylate; enable us to complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our Cimzia and glycopyrronium tosylate product candidates assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our glycopyrronium tosylate and olumacostat glasaretil product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, Cimzia, glycopyrronium tosylate and olumacostat glasaretil, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. We have substantial contractual obligations to UCB. In the event we are unable to raise sufficient capital to fund our development and commercialization obligations to UCB, we will face significant contractual liability.

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, if additional clinical trials of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis are required, whether in pediatric patients or otherwise, and we experience delays in the completion of, or if we terminate, the clinical trials, our ability to receive regulatory- or sales-based milestone payments and royalties under the UCB Agreement will be reduced, delayed or prevented.

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

To gain approval to market a biologic product such as Cimzia or a new drug such as glycopyrronium tosylate or olumacostat glasaretil, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of biologic products, including a drug such as Cimzia that has been approved for multiple indications, and new drug products, involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two glycopyrronium tosylate Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity item of which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product.

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
•

our ability to successfully compete with existing therapies, some of which are widely known and accepted by physicians and patients, including demonstrating that the relative cost, safety and efficacy of our product provides an attractive alternative to the existing therapies;

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

Additionally, we are uncertain whether the market for injectable biologic tumor necrosis factor-alpha (“TNF”) inhibitors for the treatment of moderate-to-severe plaque psoriasis has peaked and whether we could displace any existing market share if Cimzia is approved for the treatment of moderate-to-severe chronic plaque psoriasis. In particular, Cimzia’s administration schedule may not be perceived as advantageous and its theoretical advantages may not lead to a perception of Cimzia being safer or comparably effective to Humira, Enbrel and other approved therapies. Even if approved for moderate-to-severe chronic plaque psoriasis, we may not be able to utilize directly comparative head-to-head data on the clinical performance of Cimzia relative to other TNF inhibitors or biologics in our marketing materials and may not be able to promote any theoretical advantages that are not in our approved product labeling. The degree and rate of physician and patient adoption of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis will also depend on the success of our market access strategy. Pursuant to the terms of the UCB Agreement, UCB has final decision-making authority for, among other things, market access activities and may direct such activities in ways that adversely impact our ability to achieve broad adoption and use of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis. See also —“UCB substantially controls the governance of our collaboration, and may make decisions regarding product development, regulatory strategy and commercialization that may not be in our best interests.” Furthermore, market access to Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis, if approved, may be hindered by the current payor environment in the TNF category and would be adversely impacted if coverage under managed care plans and other healthcare payors is unavailable or reimbursement is inadequate.

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

If approved for the treatment of psoriasis, Cimzia will face direct competition from numerous other injectable products such as Cosentyx, Enbrel, Humira, Remicade, Siliq, Stelara, Taltz and Tremfya, which may limit the market size for Cimzia.

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

At any time, we may decide to discontinue the development of any of our product candidates other than Cimzia or not to continue commercializing one or more of our approved product candidates other than Cimzia for a variety of reasons, such as the appearance of new technologies that make our product obsolete, competition from a competing product, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in our clinical trials. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. See also “—Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action, any of which may adversely impact our business, financial condition, operating results and prospects.” We are, however, required to develop and commercialize Cimzia in accordance with our obligations to UCB regardless of the potential return on our investment with respect to Cimzia.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Affordable Care Act and implement a replacement program. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

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

Risks Related to Our Collaboration with UCB

The UCB Agreement requires us to pay substantial development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the European Medicines Agency and Health Canada. Our inability to fund our obligations under the UCB Agreement would harm our business and operating results.

The UCB Agreement requires us to pay all development costs in order for UCB to seek approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis from the FDA, the EMA and Health Canada up to a specified amount that is greater than $75.0 million and less than $95.0 million, with any development costs in excess of this amount to be shared equally by us and UCB. The UCB Agreement also requires us to share equally with UCB all development costs associated with any required clinical trials in pediatric patients.  If additional clinical trials of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis are required, whether in pediatric patients or otherwise, or if the completion of the clinical trials is delayed, our product development costs could substantially increase. We do not know whether any additional clinical trials will be completed on budget or on schedule, or at all. While UCB is obligated to pay us if certain regulatory approval milestones are met, these milestone payments will not increase even if our development costs increase, so we would be required to bear a greater portion of any increased costs, which would adversely impact our financial position.

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

Under the UCB Agreement, UCB is solely responsible for supplying sufficient quantities of Cimzia to be used in the ongoing open-label extension phase of our Phase 3 program and any additional clinical trials or post-approval studies that are conducted. We are not permitted to obtain these materials from any other source. If we experience any interruption in product supply, potentially due to UCB’s own dependencies on its suppliers, or due to damage to or destruction of its or its suppliers’ facilities or equipment or noncompliance with regulatory requirements, or if we incorrectly forecast our product supply requirements or UCB incorrectly plans its manufacturing production, or if UCB were to allocate supplies of Cimzia to its commercial sales rather than to our development program, it could impact our ability to timely supply our clinical sites, and cause potentially serious delays in the timing of our clinical studies and substantially increased costs if studies need to be adjusted or re-performed.

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

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. UCB is solely responsible for and controls all aspects of the manufacture, distribution and supply of Cimzia. For more information about risks related to the manufacture of Cimzia, see “—Risks Related to Our Collaboration with UCB.” Some of the APIs and other substances and materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers and foreign manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. We may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. For example, we are dependent on our current suppliers of the nonwoven material and foil in our glycopyrronium tosylate finished product, and any need to find and qualify new suppliers for these materials would adversely affect our business. We and our manufacturers do not currently maintain inventory of these APIs and other substances and materials. Any interruption in the supply of an API or other substance or material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We currently have limited marketing capabilities and no sales organization. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale and distribution of pharmaceutical products. To successfully commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must effectively build our commercial infrastructure, including our marketing, sales, distribution, managerial and other non-technical capabilities, as well as substantially expand our organization cross-functionally to enable us to execute on our commercialization goals. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. See also —“We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.” Any failure or delay in the development of our commercial infrastructure and sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

To commercialize Cimzia, we intend to leverage the commercial infrastructure of our partner UCB in selected areas such as managed care and patient access, which will provide us with resources and expertise in these areas that are greater than we could initially build ourselves. If we are unable to utilize UCB’s resources and expertise in this way, the cost, time and complexity involved in developing our own commercial infrastructure will likely increase.

We may also choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. The inability to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

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

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	the size of our market float;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	future sales and purchases of any shares of our common stock issued upon conversion of the 3.00% Convertible Senior Notes due 2022 (“Notes”);

•	recruitment or departure of key personnel;
•	changes in accounting principles;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	any other factors discussed herein.

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

During the period between January 1, 2016 and August 4, 2017, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $18.67 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of June 30, 2017, we had 41,585,875 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 44% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Additionally, approximately 9.1 million shares are currently restricted as a result of lock-up agreements entered into in connection with our private placement of the Notes in May 2017 and will become eligible for sale in the public market on August 8, 2017. If a large number of shares of our common stock into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock.  The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Risks associated with use of our company-wide enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We completed implementation of a company-wide ERP system in 2016 to handle the business and financial processes within our operations and corporate functions. To reap the benefits of our ERP system, we were required to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems with the ERP system, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If the ERP system does not operate as intended, our business, results of operations and internal controls over financial reporting may be adversely affected.

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

If we sell or issue additional shares of our common stock or securities convertible into our common stock in the future, the percentage ownership of our stockholders will be diluted.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of June 30, 2017, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 14% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Risks Related to the Notes

We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

As a result of our level of increased debt after the completion of the Notes Offering:

•	our vulnerability to adverse general economic conditions and competitive pressures is heightened;
•	we are required to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•	our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot be sure that our leverage resulting from the level of increased debt due to the Notes Offering will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

We may be unable to repurchase the Notes upon a fundamental change when required by the holders or repay prior to maturity any accelerated amounts due under the Notes upon an event of default, and our future debt agreements may contain limitations on our ability to pay cash upon conversion, repurchase or repayment of the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered upon a fundamental change or repay prior to maturity any accelerated amounts.

In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or redeem the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any of our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.

Servicing debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future financial condition and operating performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. We cannot assure you that we will have in the future a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes.

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our schedule debt servicing obligations. Further, we may need to refinance all or a portion of our debt on our before maturity, and our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or future indebtedness.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress our stock price.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

As a result of our level of debt following the completion of our sale of the Notes:

•	our vulnerability to adverse general economic conditions and competitive pressures will be heightened;
•	we will be required to dedicate a larger portion of our capital resources to interest payments, limiting the availability of cash for other purposes;
•	our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot be sure that our leverage resulting from the level of debt after the completion of our sale of the Notes will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

The Notes are effectively junior to any secured debt we may incur and structurally subordinated to any liabilities of our subsidiary.

The Notes are our unsecured obligations exclusively and are not guaranteed by our subsidiary. Our subsidiary is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, the indenture for the Notes will not restrict us or our subsidiary from incurring additional debt or other liabilities. Accordingly, the Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; will rank equally in right of payment with any of our unsecured indebtedness that is not so subordinated; will be effectively junior in right of payment to any secured indebtedness we may incur to the extent of the value of the assets securing such indebtedness; and will be structurally junior to any indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure any of our debt will be available to pay obligations on the Notes only after such secured debt we may incur has been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

Our right to receive assets from our subsidiary upon its liquidation or reorganization, and the right of holders of the Notes to participate in those assets, is structurally subordinated to claims of the subsidiary’s creditors, including trade creditors. Even if we were a creditor of our subsidiary, our rights as a creditor would be subordinate to any security interest in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by us. Furthermore, our subsidiary is not under any obligation to make payments to us, and any payments to us would depend on the earnings or financial condition of our subsidiary and various business considerations. Statutory, contractual or other restrictions may also limit our subsidiary’s ability to pay dividends or make distributions, loans or advances to us. For these reasons, we may not have access to any assets or cash flows of our subsidiary to make payments on the Notes.

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. Under certain circumstances, a takeover of our company would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions of the indenture may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the Notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

As further described in our Current Report on Form 8-K filed with the SEC on May 16, 2017, in May 2017, we issued through a private placement $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”). The Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the Notes.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

4.1	Indenture, dated as of May 16, 2017, between Dermira, Inc. and U.S. Bank National Association (including the form of 3.00% Convertible Senior Notes due 2022).	8-K	001-36668	05/16/2017

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 7, 2017.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

4.1	Indenture, dated as of May 16, 2017, between Dermira, Inc. and U.S. Bank National Association (including the form of 3.00% Convertible Senior Notes due 2022).	8-K	001-36668	05/16/2017

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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