Form 10-Q
period 2017-09-30
Dermira, Inc.
filed 2017-11-06
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, the registrant had 41,674,138 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$393,631	$41,793
Short-term investments	269,252	210,149
Collaboration receivables from a related party	—	21,400
Prepaid expenses and other current assets	7,768	10,649
Total current assets	670,651	283,991
Property and equipment, net	929	1,127
Long-term investments	—	24,551
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	972	1,035
Total assets	$674,449	$312,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,741	$13,500
Accrued liabilities	26,738	17,227
Accrued payments related to acquired in-process research and development, current	102,517	—
Deferred revenue, current	4,265	4,265
Total current liabilities	143,261	34,992
Long-term liabilities:
Deferred revenue, non-current	26,352	29,550
Convertible notes, net	278,938	—
Deferred tax liability	194	194
Accrued payment related to acquired in-process research and development, non-current	26,290	—
Other long-term liabilities	687	495
Total liabilities	475,722	65,231
Stockholders’ equity:
Preferred stock	—	—
Common stock	42	36
Additional paid-in capital	696,152	497,718
Accumulated other comprehensive loss	(86)	(252)
Accumulated deficit	(497,381)	(250,132)
Total stockholders’ equity	198,727	247,370
Total liabilities and stockholders’ equity	$674,449	$312,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$1,066	$119	$3,198	$119
Operating expenses:
Research and development	30,788	17,784	76,626	62,306
Acquired in-process research and development	128,555	—	128,555	—
General and administrative	19,754	8,276	44,667	20,550
Total operating expenses	179,097	26,060	249,848	82,856
Loss from operations	(178,031)	(25,941)	(246,650)	(82,737)
Interest and other income, net	1,721	431	3,585	1,036
Interest expense	(2,864)	—	(4,184)	—
Net loss	$(179,174)	$(25,510)	$(247,249)	$(81,701)
Net loss per share, basic and diluted	$(4.30)	$(0.72)	$(6.15)	$(2.54)
Weighted-average common shares used to compute net loss per share, basic and diluted	41,625,038	35,429,586	40,171,691	32,178,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(179,174)	$(25,510)	$(247,249)	$(81,701)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	125	(142)	166	(2)
Total comprehensive loss	$(179,049)	$(25,652)	$(247,083)	$(81,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(247,249)	$(81,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	88
Stock-based compensation	15,220	7,920
Acquired in-process research and development	128,555	—
Amortization of discount for payments related to acquired in-process research and development	252	—
Net amortization of premiums on available-for-sale securities	1,939	1,267
Amortization of convertible note discount and issuance costs	686	—
Common stock issued in connection with license agreement	—	1,453
Changes in assets and liabilities:
Collaboration receivables from a related party	21,400	(25,000)
Prepaid expenses and other current assets	3,818	(3,154)
Other assets	63	164
Accounts payable	(3,759)	(3,014)
Accrued liabilities	9,507	2,509
Other long-term liabilities	191	(211)
Deferred revenue	(3,198)	24,881
Net cash used in operating activities	(72,323)	(74,798)
Cash flows from investing activities
Purchases of available-for-sale securities	(225,924)	(194,710)
Maturities of available-for-sale securities	188,662	80,031
Purchase of property and equipment	(49)	(105)
Net cash used in investing activities	(37,311)	(114,784)
Cash flows from financing activities
Net proceeds from issuances of common stock	183,220	137,996
Net proceeds from issuance of convertible notes	278,252	—
Net cash provided by financing activities	461,472	137,996
Net increase (decrease) in cash and cash equivalents	351,838	(51,586)
Cash and cash equivalents at beginning of year	41,793	107,242
Cash and cash equivalents at end of period	$393,631	$55,656
Supplemental disclosure of noncash investing activities
Acquisition of in-process research and development	$128,555	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (excessive underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, for which we plan to initiate a Phase 2b dose-ranging study for the treatment of moderate-to-severe atopic dermatitis. We are headquartered in Menlo Park, California.

In March 2017, we sold 5,750,000 shares of our common stock (“2017 Public Offering”) pursuant to an automatic shelf registration statement on Form S-3 and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”) in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, acquired in-process research and development, investments, accrued research and development expenses, goodwill, intangible assets, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

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

Acquired In-Process Research and Development Expenses

We expense in-process research and development projects acquired as part of asset acquisitions that have no alternative future use. The fair value assigned to incomplete research projects that have not reached technological feasibility and are acquired in business combinations are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the applicable project.

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

The following common stock equivalent shares were not included in the computation of diluted net loss per share for the periods presented because their effect was antidilutive:

	Outstanding as of September 30,
	2017	2016
Stock options to purchase common stock	5,823,687	4,460,024
Shares subject to outstanding restricted stock units	300,538	147,634
Estimated shares issuable under the employee stock purchase plan	140,283	82,972
Shares issuable upon conversion of Notes	8,109,771	—
	14,374,279	4,690,630

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. We early adopted ASU 2017-01 in the third quarter of 2017. Pursuant to the guidance of ASU 2017-01, we concluded that our acquisition of intellectual property during the three months ended September 30, 2017 was an asset acquisition.

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

The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08, Revenue from Contracts with Customers: Principal vs. Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. ASU 2014-09 and the related supplemental ASUs are effective for us as of January 1, 2018. We currently anticipate adopting these ASUs using the modified retrospective method. We believe the key changes in the standard that could impact our revenue recognition relate to the determination of distinct performance obligations, material rights, constraints related to the estimation of variable consideration and accounting for licenses of intellectual property and the timing of when those revenues are recognized. We currently anticipate that we will record a cumulative adjustment to decrease accumulated deficit, as of January 1, 2018, to reflect the impact of the adoption of these ASUs. We are in the process of analyzing each of our collaboration agreements to determine the future impact that these ASUs will have on our consolidated financial statements.

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

The following tables set forth the fair value of our financial instruments that were measured on a recurring basis (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$199,193	$—	$—	$199,193
U.S. Treasury securities	23,820	—	—	23,820
Corporate debt	—	201,535	—	201,535
Repurchase agreements	—	135,000	—	135,000
U.S. Government agency securities	—	19,157	—	19,157
Commercial paper	—	81,414	—	81,414
Certificates of deposit	—	900	—	900
Total financial assets	$223,013	$438,006	$—	$661,019

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	—	—	6,112
Corporate debt	—	168,878	—	168,878
Repurchase agreements	—	22,550	—	22,550
U.S. Government agency securities	—	41,366	—	41,366
Commercial paper	—	30,836	—	30,836
Certificates of deposit	—	901	—	901
Total financial assets	$11,227	$264,531	$—	$275,758

The estimated fair value of our Notes was $308.9 million as of September 30, 2017 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Notes as of September 30, 2017.

See Note 8 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

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

4. Investments

Investments include available-for-sale securities and investment securities classified as cash equivalents. Investment securities consisted of the following (in thousands):

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$199,193	$—	$—	$199,193
U.S. Treasury securities	23,823	1	(4)	23,820
Corporate debt	201,614	10	(89)	201,535
Repurchase agreements	135,000	—	—	135,000
U.S. Government agency securities	19,161	—	(4)	19,157
Commercial paper	81,414	—	—	81,414
Certificates of deposit	900	—	—	900
Total investments	$661,105	$11	$(97)	$661,019

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	$5,115	$—	$—	$5,115
U.S. Treasury securities	6,112	1	(1)	6,112
Corporate debt	169,112	6	(240)	168,878
Repurchase agreements	22,550	—	—	22,550
U.S. Government agency securities	41,384	—	(18)	41,366
Commercial paper	30,836	—	—	30,836
Certificates of deposit	901	—	—	901
Total investments	$276,010	$7	$(259)	$275,758

As of September 30, 2017, we did not hold any investments with a maturity exceeding one year. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of September 30, 2017 were temporary in nature.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued outside research and development services	$11,874	$10,046
Accrued compensation	7,664	5,839
Accrued professional and consulting services	3,453	1,042
Accrued interest	3,246	—
Other	501	300
Total accrued liabilities	$26,738	$17,227

6. Convertible Notes

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 in a private placement. We received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. The Notes were issued pursuant to an Indenture, dated as of May 16, 2017 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms.

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

As of September 30, 2017, there were unamortized issuance costs and debt discounts of $8.6 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Commitments

Facility Lease

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement initially entered into in July 2014 and amended in September 2014 (“Initial Lease”). Pursuant to the Initial Lease, we leased 18,651 square feet of space in a multi-suite building (the “Building”). Rent payments under the Initial Lease included base rent of $97,918 per month during the first year of the Initial Lease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.

The Initial Lease was amended in December 2015 to provide for our lease of an additional 26,541 square feet of space in the building, commencing December 2016 (“Amended Lease”). Rent payments for the additional space included base rent of $135,426 per month during the first year of the Amended Lease period with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.

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

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after June 1, 2019. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheets in other assets.

In September 2017, to accommodate our expected growth, we entered into a sublease agreement (“Sublease”) pursuant to which we will sublease an additional 23,798 square feet of space in the Building. Rent payments for the Sublease include base rent of $139,218 per month during the first year of the Sublease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Sublease term will commence on the earlier to occur of (1) January 1, 2018, and (2) the date on which we complete our tenant improvements to the Sublease premises, and end on April 30, 2024, unless terminated early pursuant to the terms of the Sublease. We expect to commence making rent payments in March 2018.

Pursuant to the terms of the Sublease, in October 2017, we provided the sublessor with a $300,000 irrevocable commercial letter of credit, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the sublessor in the event of our default of certain terms of the Sublease.

Rent expense was $1.0 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. The terms of the Lease and the Sublease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid.

As of September 30, 2017, the aggregate total future minimum lease payments under the Lease and Sublease were as follows (in thousands):

Year Ending December 31,
2017 (remainder)	$725
2018	4,428
2019	4,777
2020	4,918
2021	5,056
Thereafter	4,480
Total payments	$24,384

The table above excludes approximately $10.4 million of additional rent due over the period of the Lease and Sublease to cover our share of facility expenses, including utilities, property taxes, insurance and maintenance.

8. Technology and Financing Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. As of September 30, 2017 and December 31, 2016, we recorded the $10.0 million payment related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets. The revenue would be recognized in connection with and pursuant to a future license arrangement, if any, or at the time the parties decide not to enter into such a license, at which point the entire amount would be recognized as revenue.

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

For the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, we recognized collaboration and license revenue related to the Maruho G.T. Agreement of $1.1 million, $0.1 million, $3.2 million and $0.1 million, respectively, in connection with the $25.0 million upfront payment. In addition, as of September 30, 2017, we have a deferred revenue balance related to the Maruho G.T. Agreement of $20.6 million, of which $4.3 million is recorded in deferred revenue, current on the condensed consolidated balance sheets.

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting interleukin 13, for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (“Retained Field”) and certain rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Unless earlier terminated, the Roche Agreement will remain in effect until no royalty or other payment obligations are or may become due.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and will make additional payments to Roche in 2018 totaling $55.0 million. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung disease. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in a country (other than for the Retained Field) in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab (other than for the Retained Field) in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, Dermira patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab (other than for the Retained Field) in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab (other than for the Retained Field).

We determined that the acquired in-process research and development related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the three and nine months ended September 30, 2017 in the condensed consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the payments due in 2018 totaling $55.0 million. The payments due in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of September 30, 2017, on the condensed consolidated balance sheets, we recorded $102.5 million to accrued payments related to acquired in-process research and development, current, for the $80.0 million initial payment and the $25.0 million payment due by September 2018, and $26.3 million to accrued payment related to acquired in-process research and development, non-current, for the $30.0 million payment due by December 2018. The remaining milestone payments will be recognized when the contingency related to the milestone is resolved and the consideration is paid or becomes payable.

9. Stock-Based Compensation

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

The following table reflects a summary of stock option activity and related information for the period from December 31, 2016 through September 30, 2017:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2016	4,526,079	$13.92
Stock options granted	1,543,270	$31.90
Stock options exercised	(171,171)	$7.45
Stock options forfeited	(74,491)	$31.99
Stock options outstanding at September 30, 2017	5,823,687	$18.64

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and related information for the period from December 31, 2016 through September 30, 2017:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2016	147,634	$27.21
RSUs granted	221,765	$32.68
RSUs vested and settled	(64,270)	$28.88
RSUs forfeited	(4,591)	$32.38
RSUs outstanding at September 30, 2017	300,538	$30.81

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$2,104	$1,020	$5,918	$2,964
General and administrative	3,397	1,845	9,302	4,956
Total stock-based compensation expense	$5,501	$2,865	$15,220	$7,920

10. Subsequent Events

In March 2014, we and UCB Pharma S.A., a limited liability corporation incorporated under the laws of Belgium (“UCB”), entered into a Development and Commercialisation Agreement, dated March 21, 2014 (“UCB Agreement”), which provided that we would (a) develop Cimzia (certolizumab pegol) for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, European Medicines Agency and the Canadian federal department for health, and (b) upon the grant of regulatory approval in the United States and Canada, promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. The UCB Agreement also provided either party with the right to terminate the agreement under certain terms. We expressed our intent to terminate the UCB Agreement in accordance with its terms.

As a result, we and UCB entered into an agreement on November 6, 2017 to effect the termination of the UCB Agreement and an orderly transition of the development and commercialization activities under the UCB Agreement (“Transition Agreement”). The Transition Agreement, among other things, (a) provides that the UCB Agreement will terminate on February 15, 2018, (b) provides for the repurchase by UCB of all product rights, licenses and intellectual property relating to Cimzia, (c) specifies the responsibilities and obligations of us and UCB in connection with the transition of certain activities under the UCB Agreement from us to UCB as a result of the termination of the UCB Agreement, (d) terminates UCB’s right to designate a director nominee to our Board of Directors and (e) provides for the resignation of UCB’s designee from our Board of Directors.

Pursuant to the UCB Agreement, there are no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB will pay us $11.0 million by November 13, 2017 and, upon approval of Cimzia in psoriasis in the United States, an additional $39.0 million within 30 days of such approval. We are obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period are less than $10.0 million, we will pay to UCB the difference between such aggregate costs and $10.0 million. These terms replace the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia.

We incurred expenses related to clinical materials supplied by UCB totaling $0.9 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we recorded $2.3 million in prepaid expense and other current assets, $0.6 million in accounts payable and $1.1 million in accrued liabilities related to the UCB Agreement. As of December 31, 2016, we recorded $2.8 million in prepaid expense and other current assets and $1.2 million in accounts payable related to UCB.

As of October 31, 2017, entities affiliated with UCB beneficially owned 1,841,234 shares of our outstanding common stock, representing approximately 4% of our outstanding common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included as part of our Annual Report on Form 10-K for the year ended December 31, 2016, and our unaudited Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2017 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis, (excessive underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, for which we plan to initiate a Phase 2b dose-ranging study for the treatment of moderate-to-severe atopic dermatitis.

Our three late-stage product candidates are:

•

Glycopyrronium tosylate, a small-molecule anticholinergic product for topical application we are developing for the treatment of primary axillary hyperhidrosis (excessive underarm sweating), a medical condition that results in sweating beyond what is needed for normal body temperature regulation. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In February 2016, we completed patient enrollment in ATMOS-1 and ATMOS-2 and in June 2016, we announced positive topline results from these trials. The ATMOS-1 and ATMOS-2 trials enrolled a total of 697 adult and adolescent (ages nine and older) patients with primary axillary hyperhidrosis. In the ATMOS-2 trial, glycopyrronium tosylate demonstrated statistically significant improvements for both co-primary endpoints and both secondary endpoints compared to vehicle. In the ATMOS-1 trial, glycopyrronium tosylate demonstrated statistically significant improvements for one of the co-primary endpoints and both secondary endpoints. Results from both Phase 3 trials were based on the overall dataset from the intent-to-treat population. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. The safety and tolerability profile for glycopyrronium tosylate in the ARIDO trial is consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we submitted an NDA for glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis to the FDA. In November 2017, we announced that the FDA had accepted our NDA, and that the formal notification indicated that the FDA had completed its filing review and the NDA was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act target date for the completion of the FDA’s review of the NDA is June 30, 2018.

•

Olumacostat glasaretil, a novel, small molecule designed to target sebum production following topical application that we are developing for the treatment of acne. Olumacostat glasaretil inhibits acetyl coenzyme-A carboxylase (“ACC”), the enzyme that plays an important role in the synthesis of up to 85 percent of the lipids that make up sebum. Sebum, an oily substance made up of lipids, is produced by glands in the skin called sebaceous glands. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe facial acne vulgaris. In January 2016, we completed patient enrollment in this study and in May 2016 we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. In October 2017, we announced the completion of patient enrollment in CLAREOS-1 and CLAREOS-2 with a total of 1,503 adult and adolescent (ages nine and older) patients with moderate-to-severe acne. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first quarter of 2018.

•

Lebrikizumab, an injectable, humanized antibody targeting interleukin 13 that we are developing for the treatment of atopic dermatitis. In August 2017, we entered into a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retains exclusive rights to develop and promote lebrikizumab for interstitial lung disease (“Retained Field”) and certain rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes (“Roche Agreement”). We plan to initiate a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in the first quarter of 2018. The objective of the Phase 2b dose-ranging study will be to optimize the dose of lebrikizumab for the design of a Phase 3 program.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2016:

Glycopyrronium Tosylate

•

Announced in November 2017 that the FDA had accepted our NDA for glycopyrronium tosylate, and that the formal notification indicated that the FDA had completed its filing review and the NDA was sufficiently complete to permit a substantive review.

•	Completed a meeting with the FDA in February 2017 to discuss our planned submission of an NDA for glycopyrronium tosylate.

Olumacostat Glasaretil

•

Announced in October 2017 the completion of patient enrollment in the CLAREOS-1 and CLAREOS-2 pivotal trials investigating the safety and efficacy of olumacostat glasaretil in patients with acne vulgaris. The two pivotal trials enrolled a total of 1,503 patients.

•

Announced in January 2017 the initiation of a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial.

Lebrikizumab

•

Acquired exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except the Retained Field pursuant to the Roche Agreement, which became effective in September 2017.

Non-Program Developments

•	Closed a private placement of 3.00% Convertible Senior Notes due 2022 (“Notes”) in May 2017, which generated net proceeds to us of $278.3 million.
•	Closed an underwritten public offering in March 2017 (“2017 Public Offering”), which generated net proceeds to us of $181.5 million.

Other

•

In November 2017, we announced that following our expressed intent to exercise our right to terminate the development and commercialisation agreement between us and UCB Pharma S.A., (“UCB”), dated March 21, 2014 (“UCB Agreement”), which provided for the development and commercialization of Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, for the treatment of psoriasis, we and UCB entered into a transition agreement (“Transition Agreement”), which provides for an orderly transition of the development and commercialization activities under the UCB Agreement and termination of the collaboration on February 15, 2018.

Financial Overview

For the three months ended September 30, 2017, net loss increased 602% to $179.2 million from $25.5 million for the same period in 2016. The increase is primarily due to our recognition of acquired in-process research and development expenses of $128.6 million for the three months ended September 30, 2017 related to the costs to acquire exclusive worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except the Retained Field. Research and development expenses increased 73% to $30.8 million for the three months ended September 30, 2017 compared to the same period in 2016, driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate and by headcount growth and associated expenses. General and administrative expenses increased 139% to $19.8 million for the three months ended September 30, 2017 compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities.

For the nine months ended September 30, 2017, net loss increased 203% to $247.2 million from $81.7 million for the same period in 2016. The increase is primarily due to our recognition of acquired in-process research and development expenses of $128.6 million for the nine months ended September 30, 2017 pursuant to the Roche Agreement. Research and development expenses increased 23% to $76.6 million for the nine months ended September 30, 2017 compared to the same period in 2016, driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate and by headcount growth and associated expenses, partially offset by a reduction in clinical trial activities for Cimzia and our glycopyrronium tosylate product candidate. General and administrative expenses increased 117% to $44.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities.

As of September 30, 2017, we had cash and cash equivalents and investments of $662.9 million.

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

We have never been profitable and may never be profitable. As of September 30, 2017, we had an accumulated deficit of $497.4 million. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. We expect to incur significant commercialization costs in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

While our significant accounting policies are described in the notes to our condensed consolidated financial statements, we believe that the following changes to our critical accounting policies are most important to understanding and evaluating our reported condensed consolidated financial results, as these policies relate to the more significant areas involving management’s judgments and estimates.

Acquired In-Process Research and Development Expenses

We expense in-process research and development projects acquired as part of asset acquisitions that have no alternative future use. The fair value assigned to incomplete research projects that have not reached technological feasibility and are acquired in business combinations are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the applicable project. We determined that the acquired in-process research and development related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the three and nine months ended September 30, 2017 in the condensed consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the payments due in 2018 totaling $55.0 million that were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement.

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the 3.00% Convertible Senior Notes due 2022, are offset against gross proceeds from the issuance of the Notes and are amortized to interest expense over the estimated life of the Notes based on the effective interest method. As of September 30, 2017, there were unamortized issuance costs and debt discounts of $8.6 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

Except for the policies described above, there were no other material changes in our critical accounting policies and significant estimates as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$1,066	$119	$947	796%	$3,198	$119	$3,079	*
Operating expenses:
Research and development	30,788	17,784	13,004	73	76,626	62,306	14,320	23%
Acquired in-process research and development	128,555	—	128,555	*	128,555	—	128,555	*
General and administrative	19,754	8,276	11,478	139	44,667	20,550	24,117	117
Total operating expenses	179,097	26,060	153,037	587	249,848	82,856	166,992	202
Loss from operations	(178,031)	(25,941)	(152,090)	586	(246,650)	(82,737)	(163,913)	198
Interest and other income, net	1,721	431	1,290	299	3,585	1,036	2,549	246
Interest expense	(2,864)	—	(2,864)	*	(4,184)	—	(4,184)	*
Net loss	$(179,174)	$(25,510)	$(153,664)	602%	$(247,249)	$(81,701)	$(165,548)	203%

*	Percentage not meaningful

Revenue.  Our revenue has been comprised of upfront and milestone payments in connection with the UCB Agreement and our exclusive license agreement with Maruho Co., Ltd., which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”).

We recognized $1.1 million and $3.2 million in collaboration and license revenue for the three and nine months ended September 30, 2017, respectively, related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement. We recognized $0.1 million in collaboration and license revenue for the three and nine months ended September 30, 2016 related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Three Months Ended			Nine Months Ended
	September 30,	September 30,			September 30,
	2017	2017	2016	$ Change	2017	2016	$ Change
	(in thousands)
External costs incurred by product candidate:
Glycopyrronium tosylate[1]	Phase 3 Complete	$5,337	$3,526	$1,811	$11,211	$15,507	$(4,296)
Olumacostat glasaretil[2]	Phase 3	10,189	1,066	9,123	25,836	5,563	20,273
Lebrikizumab[3]	Phase 2	89	—	89	89	—	89
Cimzia[4]	Phase 3	5,591	5,668	(77)	13,997	22,915	(8,918)
Other research and development expenses		689	1,464	(775)	1,341	1,548	(207)
Internal costs		8,893	6,060	2,833	24,152	16,773	7,379
Total research and development expenses		$30,788	$17,784	$13,004	$76,626	$62,306	$14,320

1.

In June 2016, we announced topline results from the pivotal trials of the glycopyrronium tosylate Phase 3 program. In December 2016, the treatment period for ARIDO, an open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. We submitted an NDA to the FDA and, in November 2017, we announced that the FDA had accepted our NDA, and that the formal notification indicated that the FDA had completed its filing review and the NDA was sufficiently complete to permit a substantive review. The Prescription Drug User Fee Act target date for the completion of the FDA’s review of the NDA is June 30, 2018.

2.

In May 2016, we announced topline results from the olumacostat glasaretil Phase 2b study. Based on these results, we initiated a Phase 3 program in December 2016, announced completion of enrollment in the two pivotal clinical trials, CLAREOS-1 and CLAREOS-2, in October 2017 and expect to announce topline results from these trials in the first quarter of 2018.

3.

In connection with the Roche Agreement, which became effective in September 2017, we acquired the exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except the Retained Field. We plan to initiate a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in the first quarter of 2018. The acquired in-process research and development expenses of $128.6 million related to the Roche Agreement are not included in this table.

4.

In December 2014, we commenced a Phase 3 clinical program for Cimzia. We announced topline results for the three clinical trials in this Phase 3 program, CIMPASI-2, CIMPASI-1 and CIMPACT, in October 2016, December 2016 and January 2017, respectively. UCB submitted a supplemental Biologics License Application to the FDA and a Type II Variation to the European Medicines Agency in July 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. In November 2017, we entered into the Transition Agreement with UCB, which provides for an orderly transition of the development and commercialization activities under the UCB Agreement and termination of the collaboration on February 15, 2018.

Research and development expenses increased $13.0 million, or 73%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was due to a $13.9 million increase driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate related to our Phase 3 program, which commenced in December 2016 and for which we announced the completion of patient enrollment for the CLAREOS-1 and CLAREOS-2 pivotal trials in October 2017, an increase in internal costs related to headcount growth and associated expenses and growth in regulatory and manufacturing activities for our glycopyrronium tosylate product candidate, partially offset by a $0.8 million decrease in other research and development expenses.

Research and development expenses increased $14.3 million, or 23%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was due to a $27.7 million increase driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate related to our Phase 3 program and an increase in internal costs related to headcount growth and associated expenses, partially offset by a $13.2 million decrease in external costs for Cimzia and our glycopyrronium tosylate product candidate.

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

Acquired in-process research and development.  Acquired in-process research and development expenses consist of in-process research and development projects acquired as part of asset acquisitions that have no future alternative use. Ongoing costs incurred for the development of our product candidates acquired in an asset acquisition are classified as research and development expenses.

Acquired in-process research and development expense was $128.6 million for the three and nine months ended September 30, 2017 and related to the initial $80.0 million payment made to Roche in October 2017 and the present value of the two additional payments totaling $55.0 million due to Roche in 2018 pursuant to the terms of the Roche Agreement.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions, including our sales and marketing functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased $11.5 million, or 139%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was due to headcount growth and associated expenses and higher expenses related to commercial readiness activities.

General and administrative expenses increased $24.1 million, or 117%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was due to headcount growth and associated expenses and higher expenses related to commercial readiness activities.

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

In November 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of September 30, 2017, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

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

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million.

As of September 30, 2017, we had $662.9 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to acquire in-process research and development projects. As of September 30, 2017, we had an accumulated deficit of $497.4 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(72,323)	$(74,798)
Investing activities	(37,311)	(114,784)
Financing activities	461,472	137,996
Net increase (decrease) in cash and cash equivalents	$351,838	$(51,586)

Operating Activities.  Net cash used in operating activities was $72.3 million for the nine months ended September 30, 2017 and consisted of a net loss of $247.2 million, offset by $146.9 million in non-cash charges and a $28.0 million decrease in net operating assets. Non-cash charges included $128.6 million in acquired in-process research and development expense related to the Roche Agreement, $15.2 million of stock-based compensation expense and $1.9 million of net amortization of premiums on available-for-sale securities. The decrease in net operating assets consisted primarily of a $21.4 million decrease in collaboration receivables from a related party attributable to the receipt of the third and fourth milestone payments from UCB, which were recognized in the fourth quarter of 2016, a $9.5 million increase in accrued liabilities and a $3.8 million decrease in prepaid expenses and other current assets. These changes were partially offset by a $3.8 million decrease in accounts payable and a $3.2 million decrease in deferred revenue. Net cash used in operating activities was $74.8 million for the nine months ended September 30, 2016 and consisted of a net loss of $81.7 million and a $3.8 million increase in net operating assets, partially offset by $10.7 million in non-cash charges. The increase in net operating assets consisted primarily of a $25.0 million increase in collaboration and license receivable pursuant to the Maruho G.T. Agreement, a $3.2 million increase in prepaid expenses and other current assets and a $3.0 million decrease in accounts payable, partially offset by a $24.9 million increase in deferred revenue and a $2.5 million increase in accrued liabilities. Non-cash charges included $7.9 million of stock-based compensation expense, $1.5 million of common stock issued in connection with an agreement with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which we acquired the right to evaluate and conduct research on Takeda compounds directed to each of three biological targets and an option to license exclusive worldwide rights to selected compounds from each of these three programs, and $1.3 million of amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2017 was $37.3 million, which resulted primarily from purchases of investments of $225.9 million, partially offset by proceeds from maturities of investments of $188.7 million. Net cash used in investing activities for the nine months ended September 30, 2016 was $114.8 million, which resulted primarily from purchases of investments of $194.7 million, partially offset by proceeds from maturities of investments of $80.0 million.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2017 was $461.5 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.3 million from the sale of the Notes. Net cash provided by financing activities for the nine months ended September 30, 2016 was $138.0 million, which resulted primarily from net proceeds from our underwritten public offering of $135.6 million in June 2016.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and cash equivalents and investments on hand as of September 30, 2017 are sufficient to meet our anticipated cash requirements into the first half of 2019 and to: complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$24,384	$3,988	$9,625	$7,701	$3,070
Convertible notes	330,625	8,625	17,250	304,750	-
Roche license payments	135,000	105,000	30,000	-	-
Total contractual obligations	$490,009	$117,613	$56,875	$312,451	$3,070

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus any accrued and unpaid interest.

Pursuant to the Roche Agreement, we made an initial payment of $80.0 million in October 2017. Additionally, payments of $25.0 million and $30.0 million are due in September 2018 and December 2018, respectively, or upon the earlier achievement of certain development milestones.

Also related to the Roche Agreement, we will be obligated to make additional payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung disease. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. These amounts are not included in the table above.

In September 2017, we entered into a sublease agreement (“Sublease”) pursuant to which we will sublease an additional 23,798 square feet of space. Rent payments for the Sublease include base rent of $139,218 per month during the first year of the Sublease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Sublease term will commence on the earlier to occur of (1) January 1, 2018, and (2) the date on which we complete our tenant improvements to the Sublease premises, and will end on April 30, 2024, unless terminated early pursuant to the terms of the Sublease. We expect to commence making rent payments in March 2018.

Other than the events described above, there have been no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

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

During the nine months ended September 30, 2017, there have been no other significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (excessive underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris, or acne; and lebrikizumab, for which we plan to initiate a Phase 2b dose-ranging study for the treatment of moderate-to-severe atopic dermatitis. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	the ability to raise additional capital on acceptable terms, or at all;
•	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•

whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $247.2 million and $81.7 million for the nine months ended September 30, 2017 and 2016, respectively, and of $89.1 million and $78.4 million for the fiscal years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $497.4 million.

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

As of September 30, 2017, we had capital resources consisting of cash and cash equivalents and investments of $662.9 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and cash equivalents and investments are sufficient to: complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil; commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, glycopyrronium tosylate, olumacostat glasaretil and lebrikizumab, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, if additional clinical trials of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis are required, and we experience delays in the completion of, or if we terminate, the clinical trials, our business, financial condition, operating results and prospects would be adversely affected.

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

To gain approval to market a new drug such as glycopyrronium tosylate or olumacostat glasaretil or a biologic product such as lebrikizumab, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of new drug products and biologic products involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two glycopyrronium tosylate Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity item of which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product.

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

We have never prepared a BLA or obtained approval of a BLA or NDA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our product candidates. Failure to successfully prepare or obtain approval of a BLA or NDA submission or equivalent foreign filing in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Preparing and obtaining approval of a BLA or NDA submission or equivalent foreign filing are complicated processes. Although our employees have prepared BLAs, and obtained approvals of BLAs, NDAs and equivalent foreign filings in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to complete or obtain, or delays in completing or obtaining, approval of our BLA and NDA submissions for glycopyrronium tosylate, olumacostat glasaretil or lebrikizumab, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Akaal Pharma Pty Ltd., Allergan plc, Almirall, S.A., Amgen Inc., AnaptysBio, Inc., Asana BioSciences, LLC, Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), BioPharmX Corporation, Inc., Boehringer Ingelheim, Brickell Biotech, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., Celgene International, Dermavant Sciences, Inc., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Foamix Pharmaceuticals Ltd., Galapagos NV, Galderma S.A., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, Janssen Biotech, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Maruho Co., Ltd., Medimetriks Pharmaceuticals, Inc., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Miramar Labs, Inc., Momenta Pharmaceuticals Inc., MorphoSys AG, Mylan Inc., Novan, Inc., Novartis International AG, Pfizer Inc., Qurient Co., Ltd., Ralexar Therapeutics, Inc., Ranbaxy Pharmaceuticals Inc., Regeneron Pharmaceuticals, Inc., Sandoz International GmbH, Sanofi S.A., Shire plc, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., Ulthera, Inc. and Valeant Pharmaceuticals International.

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

We expect to face generic competition for our product candidates and may face competition from biosimilars, which could adversely affect our business, financial condition, operating results and prospects.

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

We may also face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This pathway allows competitors to reference the FDA’s prior determinations regarding innovative biological products and to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior determinations in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for the other indications. We cannot predict to what extent the entry of biosimilars or other competing products will impact our business, financial condition, operating results and prospects.

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

We have conducted, are conducting and may in the future choose to conduct, one or more of our clinical trials outside the United States, including in Australia, Canada and Europe. For example, our Phase 3 clinical program for olumacostat glasaretil is being conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although our glycopyrronium tosylate product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote glycopyrronium tosylate for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

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

We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development of any of our product candidates or not to continue commercializing one or more of our approved product candidates for a variety of reasons, such as the appearance of new technologies that make our product obsolete, competition from a competing product, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in our clinical trials. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. See also “—Our product candidates may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in post-approval regulatory action, any of which may adversely impact our business, financial condition, operating results and prospects.”

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

Risks Related to Our Dependence on Third Parties

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

We have in the past relied and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of our clinical trials, the subsequent collection and analysis of data from the clinical trials and the preparation for and submission of our filings with the FDA and comparable foreign regulatory authorities. See also “—We rely completely on third parties to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers, we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.”

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

We rely completely on third parties to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers, we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

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

We also rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. The APIs, drug substances and other materials used in our product candidates are currently available only from one domestic or foreign supplier and foreign manufacturer and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. In the event an existing supplier fails to supply product on a timely basis or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or if we or our manufacturers are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we likely would incur added costs and delays in identifying or qualifying replacement manufacturers and materials and there can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. We may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely. For example, we are dependent on our current suppliers of the nonwoven material and foil in our glycopyrronium tosylate finished product, and any need to find and qualify new suppliers for these materials would adversely affect our business. We and our manufacturers do not currently maintain inventory of these APIs, drug substances and other materials. Any interruption in the supply of an API, drug substance or other material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

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

To date, our drug substances and product candidates have been manufactured in relatively small quantities for clinical trials. As we prepare for potential commercialization, we have initiated the scale of production of some of our drug substances and product candidates, which may include transferring production to new third-party suppliers or manufacturers. If any of our product candidates is approved for sale, our contract manufacturers and suppliers will need to produce the resulting drug product and its components in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any products in a timely or cost-effective manner or at all. Transferring technology to other sites and significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and, in some cases, require review and approval by the FDA and foreign regulatory authorities. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product.

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

In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging.

We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance and product. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance and product in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.

Pursuant to the terms of our license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) for the exclusive, worldwide rights to develop and commercialize lebrikizumab for, among other indications, atopic dermatitis (the “Roche Agreement”), Roche is responsible for the manufacture and supply to us of lebrikizumab drug substance and product and we are completely reliant upon Roche to provide us with adequate supply for our use. We may experience an interruption in supply if, among other reasons, we incorrectly forecast our supply requirements, Roche allocates supply to its own development programs, Roche incorrectly plans its manufacturing production or Roche is unable to manufacture drug substance in a timely manner to match our development or commercial needs.

Additionally, the Roche Agreement provides that, subject to certain requirements, Roche has the right to transfer its manufacture and supply responsibilities to us at any time. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of lebrikizumab drug substances or products. If Roche elects to transfer its manufacture and supply responsibilities to us, we will incur added costs in qualifying a contract manufacturer to manufacture and supply the drug substance and product and there can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all.

If we experience any interruption in the supply of lebrikizumab drug substance and product, our ability to timely supply our clinical sites would be adversely impacted, causing potentially serious delays in the timing of our clinical studies and substantially increased costs if studies need to be adjusted or re-performed. See also “—We rely completely on third parties to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers, we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.”

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

Collaborations typically impose detailed obligations on each party, such as those required under the Roche Agreement.. If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to our partners’ product candidates, in which we have invested substantial time and money, would be lost.

We may not be successful in our efforts to implement collaborations or other alternative arrangements for the development of our product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development.

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

Our plans for the development and commercialization of lebrikizumab for the treatment of moderate-to-severe atopic dermatitis may be adversely impacted by Roche’s decisions and actions regarding product development, regulatory strategy and commercialization of lebrikizumab for interstitial lung disease (the “Retained Field”).

Pursuant to the terms of the Roche Agreement, we obtained the exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retained exclusive rights to develop and promote lebrikizumab in the Retained Field and certain rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. Roche’s rights in the Retained Field will be relinquished to us (the “Roche Reversion”): (a) at Roche’s election at any time following 30 days’ prior written notice to us; or (b) automatically if at any time in a period of 18 consecutive months Roche is not conducting an active clinical study of lebrikizumab or recurring, bona fide activities aimed at receiving regulatory approval for the compound in the Retained Field, provided that such automatic reversion may not occur within three years of the effective date of the Roche Agreement or following regulatory approval for the compound in the Retained Field. Until the occurrence of the Roche Reversion, if at all, Roche has the sole right to develop lebrikizumab in the Retained Field and, if regulatory approval is obtained, will be responsible for promotion, market access, reimbursement, funding and listing activities relating to lebrikizumab in the Retained Field. In exercising its rights in the Retained Field, Roche may make decisions and take actions with respect to the development and promotion of lebrikizumab which may not align with and may adversely impact our efforts for the development and commercialization lebrikizumab for the treatment of moderate-to-severe atopic dermatitis. See also “—If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.”

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

We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. The inability to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments, and we expect that amounts earned from or paid pursuant to these agreements will be a significant source of our capital expenditures and an important source of our revenue. Accordingly, our revenue and profitability will depend on the achievement of milestones under a license agreement with Maruho Co., Ltd. pursuant to which we granted Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

As of December 31, 2016, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to olumacostat glasaretil, glycopyrronium tosylate and lebrikizumab will expire between 2020 and 2034.

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

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects. For example, any dispute with Roche relating to compliance with the terms of the Roche Agreement could lead to delays in, or termination of, the development and commercialization of lebrikizumab for the treatment of atopic dermatitis and time consuming and expensive arbitration.

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

During the period between January 1, 2016 and November 3, 2017, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $18.67 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of September 30, 2017, we had 41,668,638 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 44% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. If a large number of shares of our common stock into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of September 30, 2017, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 13% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1†	License Agreement dated as of August 8, 2017 between Dermira, Inc. and F. Hoffmann-La Roche Ltd and Genentech, Inc.				X

10.2	Sublease Agreement dated as of September 22, 2017 between Dermira, Inc. and McDermott Will & Emery LLP.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Registrant is requesting confidential treatment with respect to portions of this exhibit.
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

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1†	License Agreement dated as of August 8, 2017 between Dermira, Inc. and F. Hoffmann-La Roche Ltd and Genentech, Inc.				X

10.2	Sublease Agreement dated as of September 22, 2017 between Dermira, Inc. and McDermott Will & Emery LLP.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Registrant is requesting confidential treatment with respect to portions of this exhibit.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 6, 2017.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)