Form 10-K
period 2017-12-31
Dermira, Inc.
filed 2018-02-22
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.(Check one):

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $945,328,205 (based on a closing price of $29.14 per share as reported by The NASDAQ Global Select Market on June 30, 2017). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s officers, directors and certain stockholders as of June 30, 2017 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non‑voting common equity.

As of February 12, 2018, the number of outstanding shares of the Registrant’s common stock, par value $0.001 per share, was 41,821,978.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

Dermira, Inc.

Form 10‑K

For the Fiscal Year Ended December 31, 2017

Unless the context indicates otherwise, as used in this report, the terms “Company,” “Dermira,” “Registrant,” “we,” “us” and “our” refer to Dermira, Inc., a Delaware corporation, and its sole subsidiary taken as a whole.

“Dermira” is a registered trademark in Australia, Canada, the European Union, Japan, Mexico, Switzerland and the United States. A trademark application for “Dermira” and logo is pending in Canada, China, European Union, Hong Kong, Japan, Mexico and the United States. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10‑K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10‑K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward‑looking statements. All statements contained in this Annual Report on Form 10‑K other than statements of historical fact, including statements regarding our future consolidated results of operations and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward‑looking words, such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “potential,” “seek,” “expect,” “goal” or the negative or plural of these words or similar expressions.

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

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology programs. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. We are headquartered in Menlo Park, California.

We are focused on the development of therapeutic solutions in medical dermatology to treat skin conditions, such as hyperhidrosis, acne vulgaris and atopic dermatitis. These diseases impact millions of people worldwide and can have significant, multidimensional effects on patients’ quality of life, including their physical, functional and emotional well‑being. According to multiple published studies, patients report that medical dermatology conditions affect quality of life in ways comparable to other serious diseases, such as cancer, heart disease, diabetes, epilepsy, asthma and arthritis.

Our three late‑stage product candidates are:

•

Glycopyrronium tosylate, a novel, small-molecule investigational agent formulated as a topical, once-daily anticholinergic wipe that we are developing for the treatment of primary axillary hyperhidrosis (excessive underarm sweating), a medical condition that results in sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. Glycopyrronium tosylate is a novel form of an anticholinergic agent that has been approved for systemic administration in other indications, and is designed to block sweat production by inhibiting the interaction between acetylcholine and the cholinergic receptors responsible for sweat gland activation. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In June 2016, we announced positive topline results from the ATMOS-1 and ATMOS-2 trials, which enrolled a total of 697 adult and adolescent patients (ages nine and older) with primary axillary hyperhidrosis. Based on the overall dataset from the intent-to-treat (“ITT”) populations, glycopyrronium tosylate demonstrated statistically significant improvements compared to vehicle for both co-primary endpoints and both secondary endpoints in the ATMOS-2 trial and one of the co-primary endpoints and both secondary endpoints compared in the ATMOS-1 trial. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. The safety and tolerability profile for glycopyrronium tosylate in the ARIDO trial was consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we submitted an NDA for glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis to the FDA. The FDA has accepted our NDA for substantive review with a Prescription Drug User Fee Act target date (“PDUFA date”) for the completion of the FDA’s review of the NDA by June 30, 2018.

•

Olumacostat glasaretil, a novel, small molecule designed to target sebum production following topical application that we are developing for the treatment of acne vulgaris. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne vulgaris that is not addressed by available topical therapies. Olumacostat glasaretil is designed to exert its effect by inhibiting acetyl coenzyme-A carboxylase (“ACC”), an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe acne vulgaris, and in May 2016, we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne vulgaris to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. In October 2017, we announced the completion of patient enrollment in CLAREOS-1 and CLAREOS-2 with a total of 1,503 adult and adolescent patients (ages nine and older) with moderate-to-severe acne vulgaris. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first quarter of 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL-13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring cytokine that is thought to play an important role in mediating effects of inflammation on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (the “Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. The study is expected to enroll approximately 275 patients ages 18 years and older. We expect topline results from the Phase 2b clinical trial in the first half of 2019.

Our Strategy

Our strategy is to develop and commercialize innovative and differentiated therapies that we believe can advance the standard of care for patients with dermatologic diseases. The key components of our strategy are to:

•

Rapidly develop our late‑stage product candidates.  We produced positive clinical trial results within 10 months of initiating our Phase 3 clinical program for glycopyrronium tosylate and produced positive clinical trial results within 14 months of initiating our Phase 2b dose-ranging trial of olumacostat glasaretil. We believe that our team’s expertise in designing and executing product development programs in medical dermatology, combined with the relative efficiencies of dermatology product development, will enable us to rapidly develop our late‑stage product candidates.

•

Build specialized medical affairs and sales and marketing organizations of highly experienced professionals who can effectively communicate the science behind our programs and the benefits of our approved products and support dermatologists as well as other healthcare practitioners and their patients.  We believe that we can compete effectively in the medical dermatology market by having specialized medical affairs and sales and marketing organizations focused on patients and dermatologists. To effectively communicate the science behind our programs and commercialize any approved products we may successfully develop or acquire, we are building specialized, separate medical affairs and sales and marketing organizations to provide high levels of customer support and scientific expertise to dermatologists as well as other healthcare practitioners and their patients.

•

Maximize the value of our portfolio by commercializing our approved products ourselves where we can effectively do so and partnering with other companies to help us reach new markets.  We currently plan to commercialize our approved products, if any, in the United States by deploying a specialized sales force targeting primarily dermatologists as well as other healthcare practitioners. We may partner with other third parties to help us reach additional geographic markets or medical specialties. For our glycopyrronium tosylate product candidate, we have granted an exclusive license to Maruho Co., Ltd. (“Maruho”) to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan. For our lebrikizumab product candidate, Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field.

•

Continue to build a team of committed, experienced employees and engage with patients and members of the dermatology community.  We believe that the field of medical dermatology offers a unique opportunity to build relationships with medical practitioners, opinion leaders, patients and advocacy groups. We believe that consolidation in the medical dermatology industry has resulted in an enhanced opportunity for a medical dermatology‑focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced employees who can make significant contributions to our company.

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

•

In‑license and acquire new product candidates.  Since our founding in 2010, we have executed multiple transactions resulting in our portfolio of product candidates. In August 2011, we acquired Valocor Therapeutics, Inc., which gave us rights to a portfolio of intellectual property and product candidates to treat acne vulgaris and inflammatory skin diseases. In April 2013, we entered into agreements with Rose U LLC (“Rose U”) and Stiefel Laboratories, Inc., a GSK company (“Stiefel”), to obtain rights to intellectual property related to our hyperhidrosis program. In August 2017, we entered into the Roche Agreement pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. We intend to continue to identify, evaluate, in‑license and acquire product candidates from a number of sources by leveraging the insights, network and experience of our management team. Our objective is to maintain a well‑balanced portfolio by in‑licensing or acquiring additional product candidates across various stages of development.

Our Product Candidates

Our portfolio of product candidates is summarized in the following figure:

1

Pursuant to the Roche Agreement, Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes.

Glycopyrronium Tosylate

Overview

Glycopyrronium tosylate is our late‑stage product candidate for the treatment of primary axillary hyperhidrosis (excessive underarm sweating). Glycopyrronium tosylate, a novel form of a small‑molecule anticholinergic agent that has been approved for systemic administration in other indications, is designed to block sweat production by inhibiting the interaction between acetylcholine and the cholinergic receptors responsible for sweat gland activation.

Hyperhidrosis is a condition of sweating beyond what is physiologically required to maintain normal thermal regulation. Sweat is produced by glands in the skin and released to the skin surface through ducts. Sweat gland activity is controlled by the nervous system. The nervous system transmits signals to the sweat glands by a neurotransmitter called acetylcholine. Primary hyperhidrosis, which is excessive sweating without a known cause, can affect the underarms, palms of the hands, soles of the feet, face and other areas. Several studies have demonstrated that excessive sweating often impedes normal daily activities and can result in occupational, emotional, psychological, social and physical impairment. Studies also suggest that the negative impact caused by excessive sweating has been reported to be similar to, if not greater than, the negative impact caused by conditions such as psoriasis and other chronic diseases. There are very few approved treatments for hyperhidrosis and the unmet medical need remains high.

According to a study published in 2016, the prevalence of hyperhidrosis in the United States is estimated to be 4.8% of the population, or approximately 15.3 million people. According to this published study, 65% of hyperhidrosis sufferers in the United States have axillary hyperhidrosis.

The market for products to control sweating is large and highly underpenetrated by prescription pharmaceutical products. Despite the limited efficacy of over‑the‑counter (“OTC”) antiperspirants for the alleviation of hyperhidrosis symptoms, according to the 2016 study, only 51% of patients suffering from hyperhidrosis have discussed their condition with a healthcare professional (“HCP”). The reasons most commonly cited by hyperhidrosis sufferers for not discussing their excessive sweating with an HCP are lack of awareness that hyperhidrosis is a medical condition and belief that nothing can be done to treat their condition. Of those who do see an HCP about their hyperhidrosis, 53% were diagnosed with the condition. In addition, patients may suffer from excessive sweating for years before seeking treatment. One study analyzing data from 1993‑2005 indicated that patients experienced an average duration of untreated symptoms of 8.9 years. We believe that this is largely a result of the lack of effective, well‑tolerated and convenient prescription treatment options. For example, according to a recent Dermira survey of a sample of axillary hyperhidrosis sufferers in the United States, approximately half indicated they are not at all satisfied or only slightly satisfied with the products they are currently using to treat their condition. Patients who seek treatment from a physician most commonly receive prescription topical antiperspirants. According to data provided by IQVIA NPA, these topical antiperspirants generated approximately 410,000 prescriptions in the United States in 2017. However, their use is limited by modest efficacy, particularly in patients with more severe disease and skin irritation. We believe that the market opportunity for a new, effective, well‑tolerated and self-administered prescription topical hyperhidrosis treatment is substantially larger than the current market for prescription topical antiperspirants because such a therapy could further penetrate the segment of patients who seek treatment from a physician and encourage more patients to seek treatment. Therapeutic options for patients who are unsatisfied with topical antiperspirants are largely limited to more cumbersome or invasive strategies directed to blocking the activation of, destroying or removing the sweat glands by injectable, systemic, surgical or other means. These treatment options, which include injectable botulinum toxin (“Botox”) and off‑label use of oral anticholinergic agents, are often poorly tolerated and are used much less frequently than topical therapies.

Based on the results of our Phase 2 program described below and an end‑of‑Phase 2 meeting with the FDA in April 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis in July 2015 that comprised three trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. We completed patient enrollment in the ATMOS-1 and ATMOS-2 trials in February 2016 and announced positive topline results in June 2016. The treatment period for the ARIDO trial was completed in December 2016. Based on the results of these trials and a pre-NDA meeting with the FDA in February 2017, we submitted an NDA to the FDA for approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. The FDA has accepted our NDA for substantive review with a PDUFA date for the completion of the FDA’s review of the NDA by June 30, 2018. If approved, glycopyrronium tosylate is expected to be the first FDA-approved topical wipe medication specifically indicated to treat patients with primary axillary hyperhidrosis.

Clinical Development

Our initial target indication for glycopyrronium tosylate (referred to as “G.T.” in the following charts) is primary axillary hyperhidrosis. Three Phase 2 clinical trials and three Phase 3 clinical trials to evaluate efficacy and safety have been completed.

Phase 2a Clinical Trial.  The Phase 2a clinical trial was a randomized, double‑blind study in 38 patients with severe, primary axillary hyperhidrosis. A topical formulation of a reference agent, a different form of the anticholinergic agent in glycopyrronium tosylate that has been approved for systemic administration in other indications, was administered to establish proof of concept for the treatment of hyperhidrosis. In six cohorts of six or seven patients each, two concentrations of the reference agent in each of two topical formulations were compared with their respective vehicles, which contain no active ingredient. Based on the positive results of this trial, we selected the formulation for further development and commenced our Phase 2b clinical program.

Phase 2b Clinical Program.  Our Phase 2b clinical program comprised two randomized, multi‑center, double‑blind, vehicle‑controlled clinical trials that assessed the safety, efficacy and pharmacokinetics of glycopyrronium tosylate, the topical formulation of the reference agent, and vehicle only in a total of 303 patients with primary axillary hyperhidrosis. In these studies, patients were instructed to apply the study product to each axilla once daily for four weeks using wipes containing either drug product or vehicle only, and efficacy was evaluated based on axillary sweat production, as well as disease severity as reported by patients using the widely-used Hyperhidrosis Disease Severity Scale (“HDSS”), the Axillary Hyperhidrosis Patient Measures (“AHPM”), or

both. The AHPM was developed in connection with the second Phase 2b trial according to current regulatory standards and includes three separate patient-reported outcome (“PRO”) assessments: the four-item Axillary Sweating Daily Diary (“ASDD”) for use in patients 16 years of age and older (or the two-item ASDD-C for use in patients nine to 15 years of age); six Weekly Impact Items; and a single-item Patient Global Impression of Change. The four-item ASDD was initially validated in this second Phase 2b trial and confirmed using data obtained in the Phase 3 trials described below, with Item 2 being validated for use in regulatory decision making. Validation was performed in accordance with FDA Guidance for Industry, Patient-Reported Outcome Measures: Use in Medical Product Development to Support Labeling Claims, December 2009.

Phase 3 Clinical Program.  Based on the results of the three Phase 2 clinical trials, we conducted an end‑of‑Phase 2 meeting with the FDA in April 2015 during which we requested and received feedback from the FDA regarding certain elements of our proposed development plan for glycopyrronium tosylate in primary axillary hyperhidrosis, including the design and size of our Phase 3 program, which we initiated in July 2015. The Phase 3 program comprised two pivotal clinical trials named ATMOS-1 and ATMOS-2 that were designed to assess the safety and efficacy of glycopyrronium tosylate relative to vehicle and one clinical trial named ARIDO that was designed to assess the long-term safety of glycopyrronium tosylate.

ATMOS-1 and ATMOS-2 Trials.  The ATMOS-1 and ATMOS-2 clinical trials were designed as identical, multi-center, randomized, double-blind, vehicle-controlled trials to assess the safety and efficacy of glycopyrronium tosylate at a concentration of 3.75% compared to vehicle in adult and adolescent patients (ages nine and older) with primary axillary hyperhidrosis. A total of 697 patients were enrolled in the two trials. The co-primary endpoints were the proportion of patients who achieved at least a four-point improvement from baseline in sweating severity as measured by Item 2 of the 11-point ASDD scale and the average absolute change from baseline in gravimetrically-measured sweat production. For the purpose of the sweat production endpoint, sweat production was assessed in each patient as the average of the amounts of sweat produced in each underarm during a five-minute period. The two secondary endpoints in the trials measured the proportion of patients who had at least a two-grade improvement from baseline as measured by the HDSS and the proportion of patients with at least a 50% reduction from baseline in gravimetrically-measured sweat production. Patients were instructed to apply the study product to each underarm once daily for four weeks using topical wipes containing either glycopyrronium tosylate or vehicle only. Both the primary and secondary endpoints were assessed at the end of the four-week treatment period. Inclusion criteria required that, prior to the start of treatment, all patients produced at least 50 mg of sweat in each underarm over a five-minute period and rated the severity of their sweating as a four or higher on Item 2 of the ASDD (an 11-point scale) and as a three or a four on the four-grade HDSS.

The ATMOS-1 trial enrolled 344 patients at 29 sites in the United States and Germany. In the trial, 229 patients were randomized to receive glycopyrronium tosylate, and 115 patients were randomized to receive vehicle. In this trial:

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

The ATMOS-2 trial enrolled 353 patients at 20 sites in the United States. In the trial, 234 patients were randomized to receive glycopyrronium tosylate and 119 patients were randomized to receive vehicle. In this trial:

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

Efficacy Results for Co-Primary and Secondary Endpoints

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

Data are presented from the ITT population (all randomized patients dispensed study medication) except for the ATMOS-1 ITT (Ex-AC) population, which represents results of a pre-specified sensitivity analysis that led to exclusion of an analysis center (“AC”), consisting of 14 patients (9 and 5 of whom received glycopyrronium tosylate and vehicle only, respectively), with extreme outlier data in the gravimetric measurement of sweat. ASDD response rate refers to subjects’ rating the severity of their sweating on a scale from 0-10 (Item 2 of the four-item ASDD PRO instrument). P-values reflect the probability of an observation occurring due to chance alone. P-values of less than 0.05 (denoted by *) typically represent statistically significant results. The P-values shown above represent comparisons to corresponding data observed in patients who received vehicle only.

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

ARIDO Trial. In addition to the ATMOS-1 and ATMOS-2 trials, we also conducted ARIDO, an open-label trial assessing the long-term safety of glycopyrronium tosylate, as part of our Phase 3 program to provide safety data for a minimum of 100 patients who had received glycopyrronium tosylate for at least 12 months per the International Council for Harmonisation guidelines. Patients from the ATMOS-1 and ATMOS-2 trials were permitted to enroll in the ARIDO trial and continued to receive glycopyrronium tosylate (active treatment) for up to an additional 44 weeks from the end of the four-week treatment periods in the ATMOS-1 or ATMOS-2 trials. A total of 564 patients, more than 80% of those enrolled in the ATMOS-1 and ATMOS-2 trials, elected to enroll in ARIDO. In December 2016, the treatment period for ARIDO was completed. The safety and tolerability profile of glycopyrronium tosylate in the ARIDO study was consistent with what was observed in the ATMOS-1 and ATMOS-2 Phase 3 clinical trials.

Regulatory Pathway.  Based on these results and a pre-NDA meeting with the FDA in February 2017, we submitted an NDA to the FDA for approval of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis. We are seeking FDA approval of glycopyrronium tosylate through Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “505(b)(2) pathway”). Under the 505(b)(2) pathway, we may be allowed to leverage certain findings made by the FDA in approving the anticholinergic agent we intend to reference in our NDA, which could expedite the glycopyrronium tosylate development program by potentially decreasing the amount of non-clinical or clinical data that we would need to generate to obtain FDA approval. The degree to which we will be permitted to leverage such findings, if at all, will be dependent upon our ability to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between glycopyrronium tosylate and the approved product, which have different chemical structures, routes of administration, dosage forms and indications. We cannot provide assurances that we will be able to utilize the Section 505(b)(2) pathway or that use of the Section 505(b)(2) pathway would lead to faster product development or earlier approval. The FDA has accepted our NDA for substantive review with a PDUFA date for the completion of the FDA’s review of the NDA by June 30, 2018.

Olumacostat Glasaretil

Overview

Olumacostat glasaretil is our late-stage product for the treatment of acne vulgaris. It is a novel, small molecule designed to target sebum production following topical application. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne that is not addressed by available topical therapies. Olumacostat glasaretil is designed to exert its effect by inhibiting acetyl coenzyme‑A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids.

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

Acne can significantly impact patients’ quality of life, resulting in social, psychological and emotional impairments that are comparable to those reported by patients with epilepsy, asthma, diabetes or arthritis. According to widely‑cited data, acne vulgaris is one of the most common skin conditions, affecting up to 50 million people in the United States. It is estimated that approximately 85% of people in the United States between the ages of 12 and 24 experience acne, and acne is the reason most cited for visits to the dermatologists by patients 14 to 45 years old. According to GfK Custom Research, LLC, acne represented nearly one‑fourth of U.S. dermatologists’ patient volume in 2015.

Based on US IQVIA data, the annual market for acne products in the United States was approximately $3.5 billion in 2017, with topical products accounting for approximately $2.2 billion. These IQVIA data also indicate that there were 25.1 million acne product prescriptions in the United States in 2017, nearly 60% of which were for topical products. The major product classes predominantly used to treat acne have been available for over 30 years, and we believe that growth in this market recently has been significantly limited by a lack of innovation in new product development.

We believe that there is a substantial unmet need and commercial opportunity for a topical acne therapy that targets sebum production. Acne treatment guidelines published by the Global Alliance to Improve Outcomes in Acne recommend that acne treatment be directed toward as many pathogenic factors as possible. Accordingly, patients are often treated with regimens that incorporate agents with complementary mechanisms of action targeting different pathogenic factors. The vast majority of acne patients are treated with topical therapies, and all of the four primary pathogenic factors except for excessive sebum production can be targeted with available topical treatments. While systemic therapies may affect sebum production, their use is limited by significant, systemic side effects. As a result, we believe that the introduction of a topical acne treatment that is designed to target sebum production could establish a new product class and expand the market for acne treatment.

Based on the results of our Phase 2 program described below and an end-of-Phase 2 meeting with the FDA, in December 2016 we commenced a Phase 3 clinical program for olumacostat glasaretil as a potential treatment for acne vulgaris in adult and adolescent patients (ages nine and older) that comprises the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITIUDE open-label safety trial. We announced the completion of patient enrollment in the CLAREOS-1 and CLAREOS-2 trials in October 2017 and expect to announce topline results from both of these trials in the first quarter of 2018.

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

Phase 2a Clinical Trial.  The FDA recommends that the principal clinical trials used to demonstrate safety and efficacy of acne therapies in support of marketing approval be randomized, multi‑center, blinded trials designed to demonstrate superiority of the investigational product relative to a vehicle or placebo control following a treatment duration of at least 12 weeks. Our Phase 2a clinical trial was a randomized, multi‑center, double‑blind, vehicle‑controlled study designed in accordance with the published FDA draft guidance. In this trial, 108 patients with moderate or severe acne vulgaris were instructed to apply either olumacostat glasaretil gel or vehicle gel to the face twice daily for 12 weeks. Olumacostat glasaretil gel was formulated at a concentration of 7.5%. Of the 108 patients enrolled in the trial, 53 were randomized to receive olumacostat glasaretil, and the other 55 were randomized to receive vehicle only.

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

In our trial, lesions were counted by the investigators, and a successful improvement in IGA score was defined as a reduction from baseline of at least two points on the IGA scale. As is standard practice in acne clinical trials, the primary efficacy endpoints were assessed on the face at the end of the 12‑week treatment period. In addition to evaluating the primary efficacy endpoints, we conducted several non‑primary efficacy analyses, including an evaluation of the percent change from baseline in the number of inflammatory lesions and an evaluation of the percent change from baseline in the number of non‑inflammatory lesions, each as assessed on the face at the end of the 12‑week treatment period.

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

Changes in Lesion Counts at Week 12

*	P < 0.01 vs. placebo. The P-values shown above represent comparisons to corresponding data in patients who received vehicle only.

Data represent average changes from baseline. As recommended in the published FDA draft guidance regarding the development of acne drugs, data are presented from the ITT population, defined as all randomized patients who were dispensed study product, and the last available on‑treatment observation is used to estimate missing data points. The average lesion count at baseline includes all 108 patients in the ITT population. Missing data for one patient in the vehicle cohort for whom no on‑treatment efficacy assessment was available are excluded from the patient population observed at the end of the 12‑week treatment period.

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

IGA Response Rate at Week 12

*	P < 0.01 vs. placebo. The P-values shown above represent comparisons to corresponding data in patients who received vehicle only.

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

Phase 2b Clinical Trial.  Based on the efficacy, safety and tolerability profile observed in the Phase 2a clinical trial, we commenced a Phase 2b dose-ranging clinical trial in April 2015. The Phase 2b trial was a randomized, multi-center, double-blind, parallel-group, vehicle-controlled study designed to assess the safety and efficacy of olumacostat glasaretil compared to vehicle in adult patients 18 years and older with moderate-to-severe acne vulgaris. A total of 420 patients were enrolled in the study at 34 sites in the United States and Canada. Consistent with the previous Phase 2a trial, the primary endpoints were absolute changes from baseline in inflammatory and non-inflammatory lesion counts and the proportion of patients achieving at least a two-point improvement from baseline in the five-point IGA scale. Each endpoint was measured on the face at the end of the 12-week treatment period. Inclusion criteria required a minimum of 20 inflammatory lesions and 20 non-inflammatory lesions and an IGA score of three or four on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease, in all cases measured on the face.

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

Changes in Lesion Counts at Week 12	IGA Response Rate at Week 12

Lesion count data represent average changes from baseline. As recommended in the published FDA guidance, data are presented from the ITT population, defined as all randomized patients dispensed study product. The vehicle group represents all patients who received vehicle once daily (“qd”) or twice daily (“bid”). Missing values were handled using the Markov Chain Monte Carlo multiple imputation. IGA response rate reflects the percentage of patients achieving at least a two-point improvement in IGA score from baseline. The P-values shown above represent comparisons to corresponding data observed in the combined vehicle group. P-values of less than 0.05 are denoted by *.

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

The Phase 3 clinical program consists of two randomized, multi-center, double-blind, parallel-group, vehicle-controlled trials, CLAREOS-1 and CLAREOS-2, designed to assess the safety and efficacy of olumacostat glasaretil compared to vehicle to support a potential NDA submission to the FDA. In October 2017, we announced the completion of the enrollment of 1,503 patients ages nine and older (759 in CLAREOS-1 and 744 in CLAREOS-2) with moderate-to-severe acne vulgaris at 94 sites in the United States, Canada and Australia. In each trial, patients were randomized in a 2:1 fashion and instructed to apply either olumacostat glasaretil at a concentration of 5.0% or vehicle twice daily for 12 weeks.

Consistent with the two earlier Phase 2 trials, inclusion criteria require a minimum of 20 inflammatory lesions and 20 non-inflammatory lesions and an IGA score of three or four on a five-point scale that ranges from a score of zero, representing clear skin, to a score of four, representing severe disease, in all cases measured on the face. The primary endpoints of both trials will evaluate the absolute changes from baseline in inflammatory and non-inflammatory lesion counts and the proportion of patients achieving at least a two-grade improvement from baseline to a final grade of 0 or 1 on the five-point IGA scale. Secondary endpoints will evaluate the percentage change from baseline in inflammatory and non-inflammatory lesion counts and the proportion of patients achieving at least a two-grade improvement from baseline on the five-point IGA scale. All efficacy endpoints will be measured on the face at the end of the 12-week treatment period. Safety will also be assessed.

The Phase 3 program also includes an open-label study, CLARITUDE, assessing the long-term safety of olumacostat glasaretil, in which approximately 700 patients from either of the two Phase 3 studies will be permitted to continue to receive treatment for up to an additional 36 weeks.

We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first quarter of 2018.

Lebrikizumab

Overview

Lebrikizumab is our late-stage product candidate for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring molecule that is thought to play an important role in mediating effects of inflammation on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/IL-4 receptor complex and subsequent signaling. Roche has studied lebrikizumab in clinical trials involving more than 4,000 subjects across a range of conditions, such as asthma, chronic obstructive pulmonary disease and idiopathic pulmonary fibrosis, including two exploratory Phase 2 clinical trials in moderate-to-severe atopic dermatitis patients. In August 2017, we entered into a licensing agreement with Roche pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes.

Atopic dermatitis is the most common and severe form of eczema, a chronic inflammatory condition that can present as early as childhood and continue into adulthood. It is estimated to affect 12% of children and 10% of adults. A complex disorder involving an interplay of immune system dysfunction, skin barrier compromise and environmental exposures, atopic dermatitis is characterized by dry, itchy, red, swollen and/or cracked skin, often accompanied by increased risk of infection, as well as intense, persistent itching that exacerbates skin barrier disruption and other clinical symptoms. Moderate-to-severe disease can cover much of the body and have a profound, negative impact on patients’ mental and physical functioning, limiting their sleep quality, activities and health-related quality of life.

Atopic dermatitis is commonly treated with topical products, including moisturizing emollients, corticosteroids and calcineurin inhibitors, as well as topical and oral antimicrobial therapies to manage skin infections and antihistamines to aid in the management of itch. Moderate-to-severe disease is often treated with systemic, immunomodulatory therapy, most commonly oral corticosteroids and less frequently other immunosuppressants, such as methotrexate, cyclosporine, azathioprine and mycophenolate mofetil, which carry risks of well-documented side effects, including kidney, liver and blood toxicity, that require intensive monitoring by the prescribing physician during long-term use. In March 2017, Dupixent, a monoclonal antibody that inhibits IL-4 and IL-13 signaling by binding to the IL-4 receptor subunit, became the first systemic therapy specifically approved by the FDA for the treatment of atopic dermatitis, offering a significant advance in treatment based on its efficacy and lack of systemic side effects associated with oral corticosteroids and other immunosuppressants.

The introduction of new, targeted therapies, such as Dupixent, is projected to transform the treatment of moderate-to-severe atopic dermatitis in much the same way that the advent of biologic therapies transformed the treatment of moderate-to-severe psoriasis over the past 14 years. Prior to FDA approval of the first biologic therapy for psoriasis in 2003, moderate-to-severe psoriasis was treated with many of the same oral immunosuppressants used to treat atopic dermatitis today, with moderate efficacy and well-documented side effects. According to Decision Resources, since the FDA approved the first biologic therapy for psoriasis in 2003, and with the subsequent introduction of systemic, biologic and small-molecule therapies targeting a range of inflammatory mediators, the market for psoriasis therapies in the United States has grown approximately tenfold and was projected to total more than $8 billion in sales in 2017.

In comparison with psoriasis, which Decision Resources estimates currently affects approximately 8.6 million people in the United States, of whom approximately 1.7 million suffer from moderate-to-severe disease, atopic dermatitis is estimated to affect 33 million people in the United States, of whom approximately 7 million suffer from moderate-to-severe disease. With the introduction of new, targeted therapies, such as Dupixent, EvaluatePharma estimates that worldwide sales of atopic dermatitis medications will grow from $0.9 billion in 2016 to $6.0 billion in 2022.

IL-13 and Lebrikizumab.  IL-13 is thought to play an important role in mediating effects of inflammation on bodily tissues in atopic dermatitis and other allergic diseases. In atopic dermatitis, IL-13 is highly expressed in skin lesions, where expression levels appear to correlate with lesion severity and chronicity. It is hypothesized that dysregulation of IL-13 disrupts the skin’s ability to serve as an effective barrier to environmental exposures, and it has been established that IL-13 down-regulates production of structural proteins that are important for maintenance of skin barrier integrity. Blocking IL-13 has been shown to increase production of these proteins and reduce inflammation in preclinical models of atopic dermatitis. Successful treatment of atopic dermatitis normalizes both IL-13 expression and IL-13-mediated signaling. Recent clinical studies have demonstrated improvements in signs and symptoms in atopic dermatitis patients treated with monoclonal antibodies targeting IL-13.

We believe that lebrikizumab offers an attractive approach to the treatment of atopic dermatitis based on its ability to bind IL-13 with high affinity, specifically disrupting formation of the IL-13 receptor/IL-4 receptor complex and subsequent downstream signaling. Whereas many antibodies that bind receptor proteins are rapidly cleared from the body following binding to their targets, lebrikizumab, like many antibodies that bind circulating proteins, such as IL-13, is cleared from the body more slowly. Relative to other antibodies targeting IL-13, lebrikizumab has high affinity for its target, as well as a differentiated mechanism of action that does not involve inhibition of the binding of IL-13 to an alternate IL-13 receptor that serves as a natural regulator of IL-13 activity. These characteristics may enable lebrikizumab to be more effective and/or less frequently administered than many other antibodies.

Roche has studied lebrikizumab in clinical trials involving more than 4,000 subjects across a range of conditions, including two exploratory Phase 2 clinical trials in moderate-to-severe atopic dermatitis patients. In addition to the initial efficacy results generated in atopic dermatitis patients, we believe the substantial safety experience accumulated across the lebrikizumab program to date is supportive of the development of lebrikizumab in atopic dermatitis.

Additionally, the potentially important role of IL-13 in mediating the effects of inflammation across multiple bodily tissues suggests that lebrikizumab may have applicability in conditions beyond atopic dermatitis. In clinical trials conducted to date, lebrikizumab has usually been administered once every four weeks (“q4w”).

Clinical Development in Atopic Dermatitis

Phase 2a Clinical Trials. In addition to a number of studies in other potential indications, Roche has completed two exploratory Phase 2 clinical trials evaluating lebrikizumab in adults with moderate-to-severe atopic dermatitis.

TREBLE Phase 2 Exploratory Clinical Study.  The TREBLE study was a randomized, placebo-controlled, double-blind, Phase 2, proof-of-concept study designed and conducted by Roche to assess the efficacy and safety of lebrikizumab, administered via subcutaneous injection as add-on therapy to twice-daily topical corticosteroids (“TCS”) in 209 adult patients with moderate-to-severe atopic dermatitis. Dosing in this study was largely based on experience with lebrikizumab in asthma clinical trials and the objective of characterizing both dose-response relationships and dosing frequency requirements in atopic dermatitis.

After two weeks of twice daily TCS therapy, patients in the TREBLE study were randomized 1:1:1:1 to receive either a single dose of 125 milligrams (“mg”) of lebrikizumab plus continued TCS (n=52), a single, 250-mg dose of lebrikizumab plus TCS (n=53), 125 mg of lebrikizumab q4w plus TCS (n=51), or placebo q4w plus TCS (n=53), for up to 12 weeks. The primary endpoint was the percentage of patients achieving a 50% reduction from baseline in the 72-point clinical grading scale called the Eczema Area and Severity Index (“EASI-50”), an endpoint that has been widely used to measure treatment success in clinical atopic dermatitis trials, at the end of the 12-week treatment period.  In addition, the time course of response to lebrikizumab treatment was assessed via a range of other measures, including EASI-50, as well as the proportion of patients achieving a 75% reduction from baseline in EASI score (“EASI-75”), the proportion of patients achieving a 90% reduction from baseline in EASI score (“EASI-90”), and the proportion of patients achieving clearing or near clearing of atopic dermatitis, as rated by the investigator on a five-point scale called the Investigator Global Assessment that ranges from zero, representing clear skin, to four, representing severe disease (“IGA0/1”). Inclusion criteria required that patients had an inadequate response to TCS and a regular emollient, and at both screening and the end of the initial two weeks of TCS treatment prior to the initiation of lebrikizumab treatment, had an EASI score of at least 14 and an IGA score of at least three.

The results of the TREBLE study provided proof-of-concept for the treatment of atopic dermatitis with lebrikizumab, including information we believe that we can use to optimize the clinical profile of lebrikizumab in future clinical trials. Across a number of key efficacy measures employed in this study, lebrikizumab provided clinically meaningful placebo-corrected improvements, generally in a dose-dependent manner. These improvements were observed on top of intensive TCS application that was associated with substantial responses in the placebo group.

Efficacy across Key Measures over 12 Weeks

P-values shown above are as of the end of the 12-week treatment period and represent comparisons to corresponding data in patients who received placebo only. P-values of less than 0.05 are denoted by *.

After 12 weeks of treatment, relative to patients who received placebo, the group of patients who received 125 mg of lebrikizumab q4w achieved statistically significant improvements in the primary endpoint, EASI-50 (82.4% vs. 62.3%, p=0.03). Improvements were also seen in the EASI-75 (54.9% vs. 34.0%, p=0.04) and EASI-90 (25.5% vs. 9.4%, p=0.03). The percentage of subjects achieving IGA0/1 was 33.3% in the 125 mg lebrikizumab group and 18.9% in the placebo group (p=0.10). In these patients, placebo-adjusted efficacy across these measures did not appear to plateau at the end of the 12-week treatment period, consistent with the fact that in the absence of a loading dose, circulating lebrikizumab concentrations likely did not reach a steady state during this period. While the groups of patients who received single, 125- or 250-mg doses of lebrikizumab generally did not achieve statistically significant improvements relative to those who received placebo after 12 weeks of observation in this study, results in these patients showed that placebo-adjusted effects on disease severity appeared to peak several weeks following the administration of a single lebrikizumab injection.

We believe that the dose-response relationships observed across multiple endpoints, as well as trends toward improved efficacy with increasing dose and duration, suggest that increasing the dose and/or duration of repeated administration of lebrikizumab may result in improved efficacy in future clinical atopic dermatitis trials, an effect that may be further improved by the introduction of a loading dose to achieve steady-state circulating lebrikizumab concentrations shortly after the start of therapy. Additionally, we believe that the time course of the responses observed in the TREBLE study, including following single doses of lebrikizumab, suggest that it may be feasible to administer lebrikizumab q4w, if not less frequently, in atopic dermatitis.

ARBAN Phase 2 Exploratory Clinical Study. ARBAN was an open-label study designed to assess the safety of lebrikizumab as a monotherapy, with an exploratory assessment of efficacy, in adult patients with moderate-to-severe atopic dermatitis. Clinical improvements were observed in patients treated with lebrikizumab.

Safety and Tolerability.  Consistent with results observed across the lebrikizumab program to date, lebrikizumab was generally well-tolerated in these exploratory clinical studies in atopic dermatitis. There were no imbalances in proportions of patients reporting adverse events, serious adverse events, events leading to discontinuation, or overall infections when comparing all lebrikizumab-treated patients with controls. Four patients (2.2%) in the lebrikizumab groups (all doses combined) and two control patients (2.5%) experienced an adverse event that led to withdrawal from the studies. Injection-site reactions occurred infrequently (in 1.2% of patients in all lebrikizumab groups and 1.3% of control patients).

Phase 2b Clinical Program.  Based on the results of the exploratory clinical trials conducted by Roche in atopic dermatitis, in January 2018 we initiated a randomized, double-blind, placebo-controlled, parallel-group, Phase 2b dose-ranging study designed to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo, and to establish the dosing regimen for a potential Phase 3 program. The study is designed to evaluate our hypothesis that the efficacy of lebrikizumab in atopic dermatitis may be improved by increasing the dose and duration of repeated administration, together with the introduction of a loading dose. The study is expected to enroll approximately 275 patients ages 18 years and older with moderate-to-severe atopic dermatitis at sites in the United States. The study will evaluate three active treatment groups compared to a placebo treatment group, for 16 weeks, with patients randomized in a 3:3:3:2 fashion:

•	Treatment Group 1: A loading dose of 250 mg of lebrikizumab at week zero, followed by 125 mg of lebrikizumab every four weeks.
•	Treatment Group 2: A loading dose of 500 mg of lebrikizumab at week zero, followed by 250 mg of lebrikizumab every four weeks.
•	Treatment Group 3: A loading dose of 500 mg of lebrikizumab at weeks zero and two, followed by 250 mg of lebrikizumab every two weeks.
•	Treatment Group 4: Placebo at week zero and every two weeks thereafter.

The primary endpoint of the study is the percent change in the EASI score from baseline to week 16. Key secondary endpoints that will be evaluated during the 16-week treatment period include EASI-50, EASI-75 and EASI-90; the proportion of patients with an IGA score of zero (clear) or one (almost clear) and a reduction of two or more points (on a five-point scale) from baseline; and changes in pruritus (itch) and sleep loss and scores from baseline, both scored using 11-point numerical rating scales. Key inclusion criteria for patients enrolled in this study include chronic atopic dermatitis for at least one year, an EASI score of 16 or greater, an IGA score of three or four, and involvement of at least 10% of body surface area at screening and baseline. Following the end of the 16-week treatment period, patients will be followed for an additional 16 weeks.

We expect topline results from this Phase 2b clinical trial in the first half of 2019.

Research Programs

We continue to work on other compounds in early stages of development. In August 2016, we entered into an exclusive option and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to which we acquired an option to license exclusive worldwide rights for three early-stage programs with undisclosed mechanisms of action as potential topical treatment options for dermatologic diseases. In December 2017, we acquired from Takeda an option to license exclusive worldwide rights for an additional early-stage program. If we exercise our option for any program, we would obtain an exclusive, worldwide license to develop and commercialize selected compounds from that program and be solely responsible for further research, development and commercialization costs related to these compounds.

Competition

Our industry is highly competitive and subject to rapid and significant change. While we believe that our development and commercialization experience, scientific knowledge and industry relationships provide us with competitive advantages, we face competition from pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies and research institutions.

Many of our competitors have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our current or future product candidates, or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and/or more effective than competing products.

Hyperhidrosis

If approved for the treatment of primary axillary hyperhidrosis, we anticipate that glycopyrronium tosylate would compete with other therapies used for hyperhidrosis, including:

•	Self‑Administered Treatments. Self‑administered treatments include OTC and prescription topical antiperspirants. Oral and compounded topical anticholinergics may also be used off‑label.
•

Non‑Surgical Office‑Based Procedures.  Office‑based procedures have been approved for the treatment of hyperhidrosis, including Botox intradermal injections marketed by Allergan plc (“Allergan”), and device-based treatments, such as MiraDry, a microwave treatment marketed by Miramar Labs, Inc., and PrecisionTx, a laser procedure from Cynosure, Inc.

•

Surgical Treatments.  Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, also are used to destroy nerves that transmit activating signals to sweat glands.

In addition, there are several treatments under development that could potentially be approved and used to treat hyperhidrosis and compete with glycopyrronium tosylate, including: an ultrasound device from Ulthera, Inc., a subsidiary of Merz Pharma GmbH & Co. KGaA; topical forms of botulinum toxin from Allergan and Eirion Therapeutics, Inc.; topical anticholinergic product candidates from Brickell Biotech, Inc. and GlaxoSmithKline LLC (“GSK”); and oral anticholinergic product candidates from TheraVida, Inc. and Atacama Therapeutics, Inc.

Acne

If approved for the treatment of acne vulgaris, we anticipate that olumacostat glasaretil would compete with other approved prescription acne products, including:

•

Topical Retinoids.  Single‑agent topical retinoid products prescribed for the treatment of acne include: Differin, marketed by Galderma S.A., a division of Nestle Skin Health (“Galderma”) S.A.; Tazorac, marketed by Allergan; Fabior, marketed by GSK; and branded and generic tretinoin products, such as Retin‑A Micro, marketed by Valeant Pharmaceuticals International, Inc. (“Valeant”). Topical retinoids are also used in branded and generic combination products that include an antimicrobial, such as benzoyl peroxide, as in Epiduo, marketed by Galderma, and a generic version of Epiduo marketed by Perrigo Company plc; or clindamycin phosphate, as in Ziana, marketed by Medicis Pharmaceutical Corporation, a division of Valeant, and Veltin, marketed by Aqua Pharmaceuticals, LLC, a division of Almirall, S.A.

•

Topical and Oral Antimicrobials.  Several topical antimicrobial products are prescribed for the treatment of acne, including single‑agent products such as: Aczone, marketed by Allergan; Clindagel, marketed by Onset Dermatologics LLC, a division of Valeant; and Azelex/Skinoren, marketed by Allergan and Bayer Aktiengesellschaft (“Bayer”), and branded and generic benzoyl peroxide, clindamycin phosphate and erythromycin products. Topical antimicrobials are also used in combination products that include a retinoid, such as in Ziana and Veltin, marketed by Valeant, and Duac, marketed by GSK, or another antimicrobial, such as in Acanya, BenzaClin and Onexton, marketed by Valeant, or Aktipak, marketed by Cutanea Life Sciences, Inc. Oral antibiotics are also prescribed for the treatment of acne, including branded and generic doxycycline and minocycline products, such as: Doryx and Doxteric, marketed by Mayne Pharma Group Ltd.; Acticlate and Monodox, marketed by Aqua Pharmaceuticals; Minocin, marketed by Valeant; Minocin, marketed by Valeant; and Solodyn, marketed by Medicis.

•

Oral Isotretinoin.  Several branded and generic oral isotretinoin products are prescribed for the treatment of acne, including: Absorica, marketed by Ranbaxy Laboratories Limited, a division of Sun Pharmaceutical Industries Ltd. (“Sun”), and by Cipher Pharmaceuticals Inc.; Amnesteem, marketed by Mylan N.V. (“Mylan”); Claravis, marketed by Teva Pharmaceutical Industries Ltd. (“Teva”); Myorisan, marketed by Akorn, Inc.; and Zenatane, marketed by Promius Pharma, LLC, a division of Dr.Reddy’s Laboratories Ltd (“Dr.Reddy”).

•

Oral Hormonal Therapies.  Several branded and generic oral hormonal therapies are prescribed for the treatment of acne, including: branded and generic combinations of drospirenone and ethinyl estradiol, such as Yaz and Ocella, marketed by Bayer HealthCare AG (formerly Intendis, Inc.) and by Teva, respectively; and branded and generic combinations of norgestimate and ethinyl estradiol, such as Ortho Tri‑Cyclen, marketed by Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, Tri‑Sprintec, marketed by Teva, and Diane-35, cyproterone acetate with ethinylestradol, marketed by Bayer.

In addition to approved prescription acne therapies, a number of prescription products are used off‑label for the treatment of acne, including branded and generic products containing the oral hormonal therapy spironolactone, such as Aldactone, marketed by G.D. Searle LLC, a division of Pfizer Inc. (“Pfizer”). A wide range of OTC and device products are also used to treat acne, including: OTC Differin, marketed by Galderma; OTC benzoyl peroxide products and skin cleansers, such as Proactiv, marketed by Guthy‑Renker LLC; and light‑based therapies, such as Blu‑U and Acne Clearing Blue Light, marketed by Dusa Pharmaceuticals, Inc., a division of Sun and Tria Beauty, Inc., respectively.

Furthermore, there are several product candidates in development that could potentially be used to treat acne and compete with olumacostat glasaretil. Product candidates in Phase 3 development or registration include: topical retinoids by Galderma, Valeant, Dr. Reddy and Phosphagenics Limited; topical antimicrobials by Galderma, Maruho, Allergan and Foamix Pharmaceuticals Ltd.; a topical hormonal therapy by Cassiopea SpA, a subsidiary of Cosmo Pharmaceuticals S.A. (“Cassiopea”); an oral antibiotic by Allergan; a topical nitric oxide‑based therapy by Novan, Inc.; and light‑based therapies by LEO Pharma A/S (“LEO Pharma”) and KLOX Technologies, Inc. There are also product candidates in earlier stages of development that could potentially be used to treat acne and compete with olumacostat glasaretil, including products currently being developed by AndroScience Corporation, Anterios, Inc. a subsidiary of Allergan, AOBiome, LLC, BioPharmX Corporation, Braintree Laboratories, Inc, Cassiopea, Celtaxsys Inc, Cutanea Life Sciences, Inc, LEO Pharma, Melinta Therapeutics, Inc., Mimetica Pty Limited, Sol-Gel Technologies Ltd., Therapeutics, Inc., Thesan Pharmaceutical Inc., Valeant, Vyome Biosciences Pvt Ltd and XBiotech Inc.

Atopic Dermatitis

If approved for the treatment of moderate-to-severe atopic dermatitis, we anticipate that lebrikizumab would compete with other approved and marketed prescription atopic dermatitis products, including:

•

Injected Biologic Products.  Dupixent, a monoclonal antibody targeting IL-4 and IL-13 signaling marketed by Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis Groupe S.A., is the only systemic therapy currently approved by the FDA specifically to treat atopic dermatitis. Monoclonal antibodies targeting other molecules, such as Xolair, a monoclonal antibody targeting immunoglobulin E marketed by Roche and Novartis AG (“Novartis”), may be used off-label.

•

Other Systemic Treatments.  Other systemic treatments are prescribed for the treatment of moderate-to-severe atopic dermatitis, including branded and generic oral corticosteroids, generic injectable and oral methotrexate products marketed by Sandoz International GmbH, a division of Novartis (“Sandoz”), Mylan, Teva and Hospira, Inc., a subsidiary of Pfizer; branded oral cyclosporine products such as Neoral, marketed by Novartis AG, and Gengraf, marketed by AbbVie Inc. (“AbbVie”); generic oral cyclosporine products marketed by Sandoz and IVAX Corporation, a subsidiary of Teva; branded oral mycophenolate products, such as CellCept, marketed by Roche, and Myfortic, marketed by Novartis; and generic oral mycophenolate products marketed by Mylan, Sandoz and Teva.

•

Other Therapies.  Oral antibiotics and antihistamines are often used to manage comorbidities of atopic dermatitis, such as skin infections, and symptoms of atopic dermatitis, such as itch, respectively. There are also several prescription, non-prescription and OTC topical products utilized to treat atopic dermatitis, including Eucrisa, marketed by Pfizer, topical corticosteroids and topical calcineurin inhibitors, as well as bath solutions and moisturizers.

In addition to moderate-to-severe atopic dermatitis treatments that are currently available for commercial use, there are several pharmaceutical product candidates that are under development and could potentially be used to treat atopic dermatitis and compete with lebrikizumab. Product candidates in or about to begin Phase 3 development include tralokinumab from LEO Pharma, baricitinib from Eli Lilly and Company (“Eli Lilly”), PF-04945842 from Pfizer and upadacitinib from AbbVie. There are also product candidates in earlier stages of development that could potentially be used to treat atopic dermatitis and compete with lebrikizumab, including products currently being developed by Asana Biosciences, LLC; AnaptysBio, Inc.; Amgen Inc. (“Amgen”) and MedImmune, LLC, a division of AstraZeneca PLC; Chugai Pharmaceutical Co., Galderma and Maruho; DS BioPharma Limited; Galapagos NV and MorphoSys AG; GSK; Glenmark Pharmaceuticals Limited; Menlo Therapeutics Inc.; Novartis; Pfizer; and Vanda Pharmaceuticals Inc.

Commercial Operations

We are building a commercial infrastructure to support the potential commercialization of our product candidates in the United States. We intend to build a targeted sales force to establish relationships with dermatologists as well as other healthcare practitioners and other prescribers. We expect that our sales force will be supported by sales management, an internal marketing group, market access and payer efforts and supply chain management. In addition to our efforts with physicians, we are committing and will continue to commit financial and management resources to engage patients directly. To develop the appropriate commercial infrastructure, we will have to invest significant financial and management resources, some of which will be committed prior to any confirmation that our product candidates will be approved, and we could invest resources and then later learn that a particular product candidate is not being approved. We may also partner with third parties to help us reach other geographic markets or therapeutic specialties.

Research and Development

Total research and development expenses were $104.4 million, $83.2 million and $66.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, we own or have an exclusive license to 27 issued U.S. patents and 50 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 10 pending U.S. patent applications and 50 pending foreign patent applications.

Issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, for our lead product candidates, glycopyrronium tosylate, olumacostat glasaretil and lebrikizumab, will expire between 2020 and 2037.

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

Collaboration and License Agreements

Agreements with Rose U and Stiefel

In April 2013, we entered into an exclusive license agreement with Rose U pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know‑how and data related to our hyperhidrosis program. The license agreement with Rose U included a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel. In connection with the license agreement, we entered into a letter agreement with Stiefel pursuant to which we assumed Rose U’s obligation to pay Stiefel approximately $2.5 million in connection with the commercialization of products developed using the licensed data and to indemnify Stiefel for claims arising from the use, development or commercialization of products developed using the Stiefel data. The agreements require us to use commercially reasonable efforts to develop and commercialize products using the licensed patent rights, know‑how and data.

Pursuant to these agreements with Rose U and the related agreement with Stiefel with respect to our hyperhidrosis program, we have paid license and other fees of $0.8 million to Rose U and are required to pay additional amounts totaling up to $4.1 million upon the achievement of specified regulatory, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are obligated to pay Rose U low‑to‑mid single‑digit royalties on net product sales and low double‑digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

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

Agreements with Maruho

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we enter into a license agreement for any of our products with Maruho. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains.

In connection with the execution of the Maruho Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of our Series B convertible preferred stock in March 2013 for an aggregate purchase price of $10.0 million. As of December 31, 2017, Maruho owned approximately 2.8% of our outstanding capital stock.

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

Agreement with Roche

In August 2017, we entered into the Roche Agreement pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting IL-13, for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Unless earlier terminated, the Roche Agreement will remain in effect until no royalty or other payment obligations are or may become due.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and will make additional payments to Roche in 2018 totaling $55.0 million. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in a country (other than for the Retained Field) in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab (other than for the Retained Field) in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, Dermira patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab (other than for the Retained Field) in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab (other than for the Retained Field).

Collaboration with UCB

In March 2014, we and UCB Pharma S.A. (“UCB”), entered into a Development and Commercialisation Agreement, dated March 21, 2014 (“UCB Agreement”), which provided that we would (a) develop Cimzia (certolizumab pegol) for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, the European Medicines Agency and the Canadian federal department for health, and (b) upon the grant of regulatory approval in the United States and Canada, promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada.

The UCB Agreement also provided either party with the right to terminate the agreement under certain terms. We expressed our intent to terminate the UCB Agreement in accordance with its terms. As a result, we and UCB entered into an agreement on November 6, 2017 to effect the termination of the UCB Agreement and an orderly transition of the development and commercialization activities under the UCB Agreement from us to UCB (“Transition Agreement”). The Transition Agreement, among other things, (a) terminated the UCB Agreement on February 15, 2018, (b) provided for the repurchase by UCB of all product rights, licenses and intellectual property relating to Cimzia, (c) specified the responsibilities and obligations of us and UCB in connection with the transition of certain activities under the UCB Agreement from us to UCB as a result of the termination of the UCB Agreement, (d) terminated UCB’s right to designate a director nominee to our board of directors and (e) provided for the resignation of UCB’s designee from our board of directors.

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and, upon approval of Cimzia in psoriasis in the United States, will pay us an additional $39.0 million within 30 days of such approval. We are obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period are less than $10.0 million, we will pay UCB the difference between such aggregate costs and $10.0 million. These terms replace the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia. The $10.0 million payable to UCB is recorded on our consolidated balance sheets as refund liability. The $1.0 million net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB will be recognized as revenue over the period in which we are obligated to perform transition services pursuant to the Transition Agreement.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA filed under section 505(b)(1) of the FDC Act. An alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA (“505(b)(2) NDA”), which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

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

Biologics

Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”), via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs and BLA supplements, including review timelines, are very similar to those for NDAs and NDA supplements, and biologics are associated with similar approval risks and costs as other drugs.

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

Adverse event reporting and submission of periodic safety reports is required following FDA approval of an NDA. The FDA also may require post‑marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality‑control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality‑control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of our programs.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat HIV, AIDS, cancer, neurodegenerative diseases, auto-immune and other immune dysfunctions, orphan (rare) diseases, viral diseases or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization from one state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Anti‑Kickback, False Claims Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry. These laws include, among others, anti‑kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse. The federal healthcare program anti‑kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, as amended (“PPACA”), amended the intent element of the federal anti‑kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule pursuant to PPACA that requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is posted in searchable form on a public website maintained by CMS. Failure to submit required information may result in civil monetary penalties.

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

Reimbursement

Sales of any of our product candidates that are approved will depend, in part, on how our products are managed by third‑party payers, such as commercial insurance companies, pharmacy benefit managers and government health programs. Third‑party payers are responsible for managing overall pharmaceutical drug spending for their client membership and can employ a variety of means – including excluding a medicine from a formulary – to help control patient utilization. Third-party payers and their employer clients may also require patients to pay a high percentage of the list price of a medicine, which has been shown to negatively impact adherence to chronic medicines.

Additionally, the containment of healthcare costs has become a priority of the federal and state governments, and efforts to manage the prices of drugs have been a component of this effort. The U.S. federal government (including Congress), state legislatures and foreign governments have shown significant interest in implementing cost‑containment programs, including price controls, demonstration of cost effectiveness versus standard of care with specified models, restrictions on reimbursement and requirements for mandatory substitution of therapeutically similar generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results of operation. If any of our products are approved and these third‑party payers do not consider our approved products to be clinically superior or cost‑effective compared to therapeutically similar therapies, they may not cover our approved products in their formularies, or, if covered, the amount of patient cost-sharing could deter initiation and/or subsequent adherence, which would affect our net profitability.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D of the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand‑alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our approved products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers may follow Medicare coverage policy and payment limitations in setting their own coverage policies. Any denials in coverage or high beneficiary cost-sharing that results from the MMA may result in similar treatment from non‑governmental payers.

The PPACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively “ACA”), enacted in March 2010, had a significant impact on the health care industry. The ACA expanded coverage for the uninsured, while at the same time implementing measures to contain overall healthcare costs. We cannot predict the impact of the ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred. Moreover, although the U.S. Supreme Court upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA and the current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the ACA and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, will be eliminated beginning in 2019.

In addition, in some non‑U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in the European Union do not follow price structures of the United States, and prices in the European Union generally tend to be significantly lower.

Manufacturing and Supply

We currently contract with third parties for the manufacture of our drug substances and drug products for preclinical studies and clinical trials and intend to continue doing so in the future. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over the contract manufacturing organizations (“CMOs”) with which we contract. We rely on third‑party manufacturers for scale‑up and process development work and to produce sufficient quantities of development product candidates for use in clinical and preclinical trials. We currently have development contracts and quality agreements with several CMOs for the manufacturing of our drug substances and drug products. We anticipate that these CMOs will have capacity to support commercial scale, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue other CMOs for manufacturing supplies for later‑stage trials and for commercialization. Pursuant to the terms of the Roche Agreement, Roche is responsible for the manufacture and supply to us of lebrikizumab drug substance. Subject to certain requirements, Roche has the right to transfer its manufacture and supply responsibilities to us at any time.

Employees

As of December 31, 2017, we had 162 regular full‑time employees, including 79 in research and development. From time to time, we also retain independent contractors to support our organization. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

In addition to SEC filings, press releases, public conference calls and webcasts, we use our website (www.dermira.com), LinkedIn page (https://www.linkedin.com/company/dermira‑inc‑) and corporate Twitter account (@DermiraInc) as channels of distribution of information about our company, our product candidates, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters. It is possible that the information we post on our website, LinkedIn page and our corporate Twitter account could be deemed material information. We may use these channels to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website, LinkedIn page and corporate Twitter account in addition to following our press releases, SEC filings, public conference calls and webcasts.

The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers

The following table sets forth the names, ages as of February 22, 2018, and positions of our executive officers:

Name	Age	Position
Thomas G. Wiggans	66	Chief Executive Officer and Chairman of the Board
Eugene A. Bauer, M.D.	75	Chief Medical Officer and Director
Christopher M. Griffith	41	Senior Vice President, Corporate Development & Strategy
Andrew L. Guggenhime	49	Chief Operating Officer and Chief Financial Officer
Lori Lyons-Williams	40	Chief Commercial Officer
Luis C. Peña	55	Chief Development Officer

Thomas G. Wiggans.  Mr. Wiggans founded our company in August 2010, has served as our Chief Executive Officer and a member of our board of directors since August 2010 and has served as the Chairman of our board of directors since April 2014. He currently serves on the board of directors of Annexon Biosciences, Inc., a privately-held biotechnology company.  Mr. Wiggans has also served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Onyx from March 2005 until its acquisition by Amgen in October 2013, Sangamo Biosciences from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012 and as Chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer in December 2011. From October 2007, Mr. Wiggans served as Chairman of the board of directors of Peplin and in August 2008, he became its Chief Executive Officer, serving in these positions until Peplin’s acquisition by LEO Pharma in November 2009. Previously, Mr. Wiggans served as Chief Executive Officer of Connetics from 1994, and as Chairman of the board of directors of Connetics from January 2006, and he served in these positions until December 2006 when Connetics was acquired by Stiefel Laboratories. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares‑Serono S.A. in various management positions including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly. In addition, Mr. Wiggans is a member of the board of directors of the Biotechnology Innovation Organization and is a member of the board of trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

Eugene A. Bauer, M.D.  Dr. Bauer founded our company in August 2010, has served as a member of our board of directors since August 2010 and has served as our Chief Medical Officer since October 2011. From February 2010 to June 2012, Dr. Bauer served on the board of directors of Vyteris, Inc. From June 2006, Dr. Bauer served as a member of board of directors of Peplin, Inc., a biotechnology company, and in October 2008, he became its President and Chief Medical Officer, and he served in these positions until Peplin’s acquisition by LEO Pharma A/S in November 2009. From November 2004 to October 2008, Dr. Bauer was Chief Executive Officer of Neosil Inc., a dermatology company that was acquired by Peplin in October 2008. In 1993, Dr. Bauer co‑founded Connetics Corporation, a biotechnology company, where he served as a member of the board of directors until October 2005. Dr. Bauer served as Dean of the Stanford University School of Medicine from 1995 to 2001 and as Chair of the Department of Dermatology at the Stanford University School of Medicine from 1988 to 1995. Dr. Bauer is a Lucy Becker Professor, Emeritus, in the School of Medicine at Stanford University, a position he has held since 2002. In addition, he is a member of the boards of directors of Aevi Genomic Medicine, Inc. (formerly Medgenics, Inc.), First Wave Technologies, Inc. and Kadmon Corporation, LLC. Dr. Bauer also previously served as a member of the boards of directors of Cerecor, Inc., Dr. Tattoff, Inc., Protalex, Inc., PetDRx, Inc., Arbor Vita Corp., Patient Safety Technologies, Inc., MediSync Bioservices and Modigene Inc. (later re‑named PROLOR Biotech, Inc.). Dr. Bauer was a U.S. National Institutes of Health (“NIH”) funded investigator for 25 years and has served on review groups for the NIH. Dr. Bauer has been elected to several societies, including the National Academy of Medicine of the United States, and currently serves as a director of the American Dermatological Association, Inc. Dr. Bauer received a B.S. in medicine and an M.D. from Northwestern University.

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

Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	the ability to raise additional capital on acceptable terms, or at all;
•

timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors as well as our ability to timely recruit and enroll patients in our clinical trials, which may be delayed due to numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same or similar indications;

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

•

our ability to successfully obtain the substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization;

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

•

acceptance by physicians, payers and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $303.3 million, $89.1 million and $78.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $553.4 million.

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

As of December 31, 2017, we had capital resources consisting of cash and cash equivalents and investments of $551.0 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that our existing cash and cash equivalents and investments as of December 31, 2017 are sufficient to meet our anticipated cash requirements into the second half of 2019 and to: complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil and Phase 2b dose-ranging study for lebrikizumab; commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, glycopyrronium tosylate, olumacostat glasaretil and lebrikizumab, exceed our existing cash and cash equivalents and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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
•

whether we are required to assume manufacture and supply responsibilities for lebrikizumab drug substance (see “—We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.”);

•

costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including post-grant challenges or opposition to third-party patent claims;

•	costs associated with prosecuting or defending any litigation that we may become involved in and any damages payable by us that result from such litigation;
•	costs associated with defending any government investigations or enforcement actions including legal costs and fines;
•	costs associated with any product recall that could occur;
•	costs of operating as a public company;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses; and
•	personnel, facilities and equipment requirements.

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

•

difficulty in retaining subjects who have initiated participation in a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

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

To gain approval to market a new drug such as glycopyrronium tosylate or olumacostat glasaretil or a biologic product such as lebrikizumab, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of new drug products and biologic products involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two glycopyrronium tosylate Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity item of which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product and the FDA may determine that is not sufficient to support approval.

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

•	the FDA or the applicable foreign regulatory agency may require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;
•	the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials;
•	the FDA or the applicable foreign regulatory agency may grant approval but impose substantial and costly post-approval requirements;

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

Preparing and obtaining approval of a BLA or NDA submission or equivalent foreign filing are complicated processes. Although our employees have prepared BLAs, and obtained approvals of BLAs, NDAs and equivalent foreign filings in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to complete or obtain, or delays in completing or obtaining, approval of our NDA and BLA submissions for glycopyrronium tosylate, olumacostat glasaretil or lebrikizumab, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for any of our product candidates that may be approved;
•	the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;
•	in the case of hyperhidrosis, patients’ perception of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;
•	proper training and administration of our product candidates by physicians and medical staff;
•	patient satisfaction with the results and administration of our product candidates and overall treatment experience;
•	the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects;
•	limitations or warnings contained in the FDA-approved labeling for our product candidates;
•	any FDA requirement to undertake a risk evaluation and mitigation strategy (“REMS”);
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about our product candidates or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for our current product candidates to commercial levels; and
•	our ability to manage our growth and operations to effectively support our commercialization activities.

If any of our current or future product candidates are approved for use but fail to achieve the broad degree of physician, patient and payer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product candidates, including: AbbVie Inc., Akaal Pharma Pty Ltd., Allergan plc, Almirall, S.A., Amgen Inc., AnaptysBio, Inc., Asana BioSciences, LLC, Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), BioPharmX Corporation, Boehringer Ingelheim Pharmaceuticals, Inc., Brickell Biotech, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., a subsidiary of Cosmo Pharmaceuticals S.A., Celgene Corporation, Dermavant Sciences Ltd., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Foamix Pharmaceuticals Ltd., Galapagos NV, Galderma S.A., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, Janssen Pharmaceuticals, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Maruho Co., Ltd., Medimetriks Pharmaceuticals, Inc., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Miramar Labs, Inc., Momenta Pharmaceuticals, Inc., MorphoSys AG, Mylan Inc., Novan, Inc., Novartis AG, Pfizer Inc., Qurient Co., Ltd., Ralexar Therapeutics, Inc., Ranbaxy Laboratories Limited, a division of Sun Pharmaceutical Industries Ltd., Regeneron Pharmaceuticals, Inc., Sandoz International GmbH (a division of Novartis), Sanofi-Aventis GroupeS.A., Shire plc, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., Ulthera, Inc. (a subsidiary of Merz Pharma GmbH & Co. KGaA) and Valeant Pharmaceuticals International, Inc.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;
•	decreased enrollment rates of clinical trial participants;
•	termination of clinical trial sites or entire clinical trial programs;
•	the inability to commercialize our product candidates;
•	decreased demand for our product candidates;

•	impairment of our business reputation;
•	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
•	substantial costs of any related litigation or similar disputes;
•	distraction of management’s attention and other resources from our primary business;
•	substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or
•	loss of revenue.

Large judgments have been awarded in class action or individual lawsuits based on drugs that had anticipated or unanticipated side effects. Although we have obtained product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although our glycopyrronium tosylate product candidate, if approved, may appeal to individuals who have not been diagnosed with hyperhidrosis, we will only be able to promote glycopyrronium tosylate for its approved indication. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

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

We are seeking FDA approval of our glycopyrronium tosylate product candidate for the treatment of primary axillary hyperhidrosis through the Section 505(b)(2) pathway. Glycopyrronium tosylate is a novel form of an anticholinergic agent that has been approved for systemic administration in other indications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act. The Section 505(b)(2) pathway permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant either does not own or has not obtained a right of reference. Reliance on certain findings made by the FDA in approving the anticholinergic agent referenced in our NDA could expedite the glycopyrronium tosylate development program by potentially decreasing the amount of non-clinical or clinical data that we would need to generate in order to obtain FDA approval.

Glycopyrronium tosylate differs from the approved product we referenced in chemical structure, route of administration, dosage form and indication, and if we are unable to demonstrate an acceptable clinical bridge through comparative pharmacokinetic data between glycopyrronium tosylate and the approved product, the FDA may not permit us to use the Section 505(b)(2) pathway for regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) pathway as anticipated or determines that our clinical bridge is not adequate, or if the Section 505(b)(2) pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional non-clinical or clinical trials, provide additional data and information and meet additional standards for regulatory approval, which would substantially increase the time and financial resources required to obtain FDA approval for glycopyrronium tosylate and entail significantly greater complications and risks than anticipated. If this were to occur, our business, financial condition, operating results and prospects may be adversely impacted.

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

Our commercial success may be severely hindered if patients do not have access to our approved products, if any, from their insurers without undue restriction.

The availability of formulary coverage and adequate reimbursement from private third-party payers such as pharmacy benefit managers and commercial insurers, and to a lesser degree, governmental healthcare programs, such as Medicare and Medicaid, is critical to market acceptance and commercial success of any of our product candidates, if approved, that become available only by prescription. Timely coverage and acceptable patient cost-sharing tiers for our products, if approved, may be adversely affected by a number of factors, including but not limited to, increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price; changes in federal, state or foreign government regulations or private third-party payers’ reimbursement policies; consolidation and increasing assertiveness of commercial payers seeking net price reduction via drug rebates and other forms of discounts linked to the placement of our products, if approved, on their formularies; and the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived pharmacoeconomic value.

A primary trend in the healthcare industry is cost containment. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (via formulary exclusion) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Although private third-party payers in the United States tend to follow Medicare reimbursement policies for products which are administered in a hospital or physician office setting, no uniform policy of pharmacy benefit coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products adjudicated in a pharmacy benefit setting can differ significantly across payers. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates, if approved, to each third-party payer separately, with no assurance that coverage will be obtained.

In addition, the market for our product candidates will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and impose patient out-of-pocket cost sharing limits. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other therapeutically similar alternative is available.

Third-party payers may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. If any of our product candidates do not demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for a given product, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use our products, if approved, unless coverage is established and reimbursement for their medicine from their insurer adequately covers a significant portion of the cost of our products.

Our inability to promptly obtain insurance coverage, profitable reimbursement rates or access to third-party payers’ drug formularies from private payers and, to a smaller degree, government-funded health insurance for any approved products that we develop could have a material adverse effect on our business, financial condition, operating results and prospects.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “Code”) will be eliminated beginning in 2019. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•

the federal physician sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites in a timely manner, or do so on commercially reasonable terms or at all. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA and comparable foreign regulatory authorities.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Our ability to develop our product candidates depends, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates. See also “—We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.”)

We rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. The drug substances and other materials used in our product candidates are currently available only from one domestic or foreign supplier and foreign manufacturer and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. For example, we are dependent on our current suppliers of the nonwoven material and pouchstock in our glycopyrronium tosylate finished product. Any of our existing suppliers or manufacturers may:

•	fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;
•

fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;

•	be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
•	supply us with product that fails to meet regulatory requirements;
•	become unavailable through business interruption or financial insolvency;
•	lose regulatory status as an approved source;
•	be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or
•	discontinue production or manufacturing of necessary drug substances or products.

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in some cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of our products or development of product candidates indefinitely, adversely impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved, and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any interruption in the supply of a drug substance or other material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs. We and our contract suppliers and manufacturers continue to improve production processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. While we attempt to build in certain contractual obligations on such third-party suppliers and manufacturers, we may not be able to ensure that such third parties comply with these obligations. Depending on the extent of any difficulties encountered, we could experience an interruption in clinical or commercial supply, with the result that the development, regulatory approval or commercialization of our product candidates may be delayed or interrupted. Third-party suppliers and manufacturers may have the ability to increase the price payable by us for the supply of the APIs and other substances and materials used in our product candidates, in some cases without our consent. In addition, our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

To date, some of our drug substances and product candidates have been manufactured in relatively small quantities for clinical trials. As we prepare for potential commercialization, we have completed the scale-up of production of some of our drug substances and product candidates, but may consider further scale-up and transferring production to new third-party suppliers or manufacturers. If any of our product candidates is approved for sale, our contract manufacturers and suppliers will need to produce the resulting drug product and its components reliably in large quantities, cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any products in a timely or cost-effective manner or at all. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the drug substance or the finished product. If our third-party contractors are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality or we are unable to successfully transfer the processes on a timely basis, the commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects.

We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs for production of both APIs and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. Our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of any product or product candidate is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could cause a delay or termination of preclinical studies, clinical trials or regulatory submissions or approvals of our product candidates, and could entail higher costs or result in our being unable to effectively commercialize our approved products on a timely basis, or at all.

We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.

Pursuant to the terms of our license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) for the exclusive, worldwide rights to develop and commercialize lebrikizumab for, among other indications, atopic dermatitis (the “Roche Agreement”), Roche is responsible for the manufacture and supply to us of lebrikizumab drug substance and we are completely reliant upon Roche to provide us with adequate supply for our use. We may experience an interruption in supply if, among other reasons, we incorrectly forecast our supply requirements, Roche allocates supply to its own development programs, Roche incorrectly plans its manufacturing production or Roche is unable to manufacture lebrikizumab drug substance in a timely manner to match our development or commercial needs.

Additionally, the Roche Agreement provides that, subject to certain requirements, Roche has the right to transfer its drug substance manufacture and supply responsibilities to us at any time. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute clinical or commercial quantities of lebrikizumab drug substances. If Roche elects to transfer its manufacture and supply responsibilities to us, we will incur added costs in qualifying a contract manufacturer to manufacture and supply the drug substance and there can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all.

If we experience any interruption in the supply of lebrikizumab drug substance, our ability to timely supply our clinical sites would be adversely impacted, causing potentially serious delays in the timing of our clinical studies and substantially increased costs if studies need to be adjusted or re-performed. See also “—We rely completely on third parties to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers, we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.”

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

Manufacturing and supply of APIs, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product candidates and can impede, delay, limit or prevent the successful development and commercialization of our product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•	failure of our manufacturers to follow cGMP requirements or mishandling of product while in production or in preparation for transit;
•	inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency and stability;
•	inability of our suppliers and manufacturers to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
•	difficulty in establishing optimal production, storage, packaging and shipment methods and processes;
•	challenges in designing effective drug delivery substances and techniques;
•	transportation and import/export risk, particularly given the global nature of our supply chain;

•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;
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

Collaborations typically impose detailed obligations on each party, such as those required under the Roche Agreement. If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to product candidates, in which we have invested substantial time and money, would be lost.

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

Our plans for the development and commercialization of lebrikizumab for the treatment of moderate-to-severe atopic dermatitis may be adversely impacted by Roche’s decisions and actions regarding product development, regulatory strategy and commercialization of lebrikizumab for interstitial lung diseases (the “Retained Field”).

Pursuant to the terms of the Roche Agreement, we obtained the exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retained certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. Roche’s rights in the Retained Field will be relinquished to us (the “Roche Reversion”): (a) at Roche’s election at any time following 30 days’ prior written notice to us; or (b) automatically if at any time in a period of 18 consecutive months Roche is not conducting an active clinical study of lebrikizumab or recurring, bona fide activities aimed at receiving regulatory approval for the compound in the Retained Field, provided that such automatic reversion may not occur within three years of the effective date of the Roche Agreement or following regulatory approval for the compound in the Retained Field. Until the occurrence of the Roche Reversion, if at all, Roche has the sole right to develop lebrikizumab in the Retained Field and, if regulatory approval is obtained, will be responsible for promotion, market access, reimbursement, funding and listing activities relating to lebrikizumab in the Retained Field. In exercising its rights in the Retained Field, Roche may make decisions and take actions with respect to the development and promotion of lebrikizumab which may not align with and may adversely impact our efforts for the development and commercialization lebrikizumab for the treatment of moderate-to-severe atopic dermatitis. See also “—If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.”

Risks Related to Our Business and Financial Operations

We need to further increase the size and complexity of our organization, and we may experience difficulties in executing our growth strategy and managing any growth.

Our management, personnel, systems and facilities currently in place are not adequate to support our business plan and future growth. As of December 31, 2017, we had 162 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations as we prepare for potential commercialization of our product candidates. We will need to further expand our scientific, medical affairs, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to manage our operations, growth and various projects effectively requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	identify, recruit, maintain, motivate and integrate additional talented employees;
•	develop a marketing, sales and distribution capability;
•	manage our commercialization activities for our product candidates effectively and in a cost-effective manner;
•	establish and maintain relationships with development and commercialization partners;
•	manage our preclinical and clinical trials effectively;

•	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels;
•	expand our facilities; and
•	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

To effectively manage our growth and expand our organization, we may incur significant costs and our management and business development resources may be diverted. If we are unable to successfully implement the tasks necessary to effectively execute our growth strategy and manage our growth, our ability to achieve our research, development and commercialization goals may be materially adversely impacted.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of our board of directors, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Operating Officer and Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; our Chief Commercial Officer, Lori Lyons-Williams; and our Senior Vice President, Corporate Development and Strategy, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

We currently have no sales representatives and limited marketing and distribution capabilities. If we are unable to establish sales, marketing and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have no prior experience in the marketing, sale and distribution of pharmaceutical products. To achieve commercial success, we must continue to effectively build our commercial infrastructure, including our marketing, sales, distribution, managerial and other non-technical capabilities, as well as substantially expand our organization cross-functionally to enable us to execute on our commercialization goals. Factors that may inhibit our efforts to commercialize our products through our own sales organization include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	inability to ensure adequate access to our products via agreements with payers.

There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Recruiting and training a sales force is expensive and time consuming and could delay a product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred significant commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. See also —“We need to further increase the size and complexity of our organization, and we may experience difficulties in executing our growth strategy and managing any growth.”

We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. Even if we are able to enter into such arrangements, we will likely have little control over these third parties, and any such third party may fail to devote the necessary resources and attention to sell and market our products effectively.

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

•	any delays in regulatory review and approval of product candidates in clinical development;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;
•	our ability to obtain additional funding to develop our product candidates;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our product candidates, should they receive approval, which may vary significantly;
•	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	the availability of formulary coverage and adequate reimbursement from private third-party payers for any of our product candidates that may be approved;
•	our dependency on third-party manufacturers to supply or manufacture our product candidates;
•	our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

•	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;
•	our ability to receive regulatory approval and commercialize our product candidates;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

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

As of December 31, 2017, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to olumacostat glasaretil, glycopyrronium tosylate and lebrikizumab will expire between 2020 and 2037.

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

During the period between January 1, 2016 and December 31, 2017, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $18.67 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of December 31, 2017, we had 41,797,561 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 48% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. In June 2016, we sold 5,175,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement for aggregate gross proceeds of $144.9 million. Furthermore, pursuant to a sales agreement between us and Cowen and Company, LLC (“Cowen”), common stock with an aggregate offering price of up to $75.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the sales agreement.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of December 31, 2017, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2017, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 68,990 square feet of office space in Menlo Park, California under a lease and a sublease that expires in December 2021 and April 2024, respectively. We have an option to renew the lease for an additional five‑year term to 2026. We use our current facilities for our research and development and general and administrative personnel. We believe that our existing facilities are sufficient for our current and near‑term needs, and that our facilities are in good condition and are adequate and suitable for their purposes.

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

Market Price of Our Common Stock

Our common stock is listed on The NASDAQ Global Select Market under the symbol “DERM.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Select Market:

	Low	High
Fiscal Year Ended December 31, 2017
Fourth Quarter	$23.23	$30.62
Third Quarter	21.35	30.49
Second Quarter	25.63	35.76
First Quarter	27.32	38.75
Fiscal Year Ended December 31, 2016
Fourth Quarter	$27.92	$36.34
Third Quarter	28.51	36.16
Second Quarter	20.13	34.00
First Quarter	17.42	34.31

On February 12, 2018, the last reported sale price of our common stock as reported on The NASDAQ Global Select Market was $27.69 per share.

Holders of our Common Shares

As of February 12, 2018, there were 41,821,978 shares of our common stock issued and outstanding with 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans required by this item is incorporated by reference herein to the section in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we did not make any sales of unregistered securities other than the sale of 19,715 shares of our common stock to Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to the terms of an exclusive option and license agreement dated August 29, 2016, as amended, in exchange for the right to evaluate and conduct research on Takeda compounds directed to an additional biological target and an option to license exclusive worldwide rights to selected compounds from the additional program.  The shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Rule 506(b) of Regulation D promulgated under the Securities Act, based on the sale of securities to an accredited investor in a transaction not involving any public offering.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (1) The NASDAQ Composite Index and (2) The NASDAQ Biotechnology Index for the period from October 3, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.55 on October 3, 2014 and in The NASDAQ Composite Index and The NASDAQ Biotechnology Index on October 3, 2014 and the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue	$4,541	$22,585	$7,300	$7,300	$—
Operating expenses:
Research and development	104,409	83,166	66,831	30,710	17,937
Acquired in-process research and development	128,555	—	—	—	—
General and administrative	71,903	30,043	17,721	8,288	4,366
Impairment of intangible assets	—	—	2,394	—	—
Total operating expenses	304,867	113,209	86,946	38,998	22,303
Loss from operations	(300,326)	(90,624)	(79,646)	(31,698)	(22,303)
Interest and other income (expense), net	5,205	1,540	896	7	(38)
Interest expense	(8,140)	—	(147)	(153)	(9)
Loss on extinguishment of debt	—	—	(124)	—	—
Loss before taxes	(303,261)	(89,084)	(79,021)	(31,844)	(22,350)
(Benefit) provision for income taxes	—	—	(622)	31	—
Net loss	$(303,261)	$(89,084)	$(78,399)	$(31,875)	$(22,350)
Net loss per share, basic and diluted	$(7.48)	$(2.70)	$(2.93)	$(4.96)	$(27.03)
Weighted-average common shares used to compute net loss per share, basic and diluted	40,562	33,045	26,727	6,426	827

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and investments	$550,993	$251,942	$214,693	$97,151	$22,144
Working capital	451,256	248,999	191,337	93,573	17,973
Long–term investments	—	24,551	1,019	66,483	—
Total assets	560,794	312,601	221,932	178,221	26,871
Convertible notes, net	279,389	—	—	—	—
Convertible preferred stock	—	—	—	—	59,588
Accumulated deficit	(553,393)	(250,132)	(161,048)	(82,649)	(50,774)
Total stockholders’ equity (deficit)	149,649	247,370	185,475	153,579	(49,803)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included elsewhere in this Form 10‑K for the year ended December 31, 2017 and other disclosures (including the disclosures under “Part I Item 1A. Risk Factors”) included in this Annual Report on Form 10‑K. In addition to historical information, this discussion and analysis contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part I Item 1A. Risk Factors, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology programs. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. We are headquartered in Menlo Park, California.

Our three late‑stage product candidates are:

•

Glycopyrronium tosylate, a novel, small-molecule investigational agent formulated as a topical, once-daily anticholinergic wipe that we are developing for the treatment of primary axillary hyperhidrosis (excessive underarm sweating), a medical condition that results in sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. Glycopyrronium tosylate is a novel form of an anticholinergic agent that has been approved for systemic administration in other indications, and is designed to block sweat production by inhibiting the interaction between acetylcholine and the cholinergic receptors responsible for sweat gland activation. In July 2015, we commenced a Phase 3 clinical program for glycopyrronium tosylate in patients with primary axillary hyperhidrosis that comprised three clinical trials – the ATMOS-1 and ATMOS-2 pivotal trials and the ARIDO open-label safety trial. In June 2016, we announced positive topline results from the ATMOS-1 and ATMOS-2 trials, which enrolled a total of 697 adult and adolescent patients (ages nine and older) with primary axillary hyperhidrosis. Based on the overall dataset from the intent-to-treat populations, glycopyrronium tosylate demonstrated statistically significant improvements compared to vehicle for both co-primary endpoints and both secondary endpoints in the ATMOS-2 trial and one of the co-primary endpoints and both secondary endpoints compared in the ATMOS-1 trial. For the second co-primary endpoint in the ATMOS-1 trial, when extreme outlier data from one analysis center were excluded in accordance with the pre-specified statistical analysis plan submitted to the FDA, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle. Consistent with the results of an earlier Phase 2b trial, glycopyrronium tosylate was well-tolerated with side effects that were primarily mild to moderate in severity. In December 2016, the treatment period for ARIDO, the open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. The safety and tolerability profile for glycopyrronium tosylate in the ARIDO trial was consistent with what was observed in the ATMOS-1 and ATMOS-2 trials. Based on the results of the glycopyrronium tosylate Phase 3 program and a pre-NDA meeting with the FDA in February 2017, we submitted an NDA for glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis to the FDA. The FDA has accepted our NDA for substantive review with a Prescription Drug User Fee Act target date (“PDUFA date”) for the completion of the FDA’s review of the NDA by June 30, 2018.

•

Olumacostat glasaretil, a novel, small molecule designed to target sebum production following topical application that we are developing for the treatment of acne vulgaris. Sebum is an oily substance made up of lipids produced by glands in the skin called sebaceous glands, and excessive sebum production is an important aspect of acne vulgaris that is not addressed by available topical therapies. Olumacostat glasaretil is designed to exert its effect by inhibiting acetyl coenzyme-A carboxylase, an enzyme that plays an important role in the synthesis of fatty acids, a type of lipid that represents an essential component of the majority of sebum lipids. In April 2015, we commenced a Phase 2b dose-ranging clinical trial to evaluate the safety and efficacy of olumacostat glasaretil in adult patients with moderate-to-severe acne vulgaris, and in May 2016, we announced positive topline results. In the Phase 2b dose-ranging trial, which enrolled a total of 420 patients, olumacostat glasaretil demonstrated statistically significant improvements in all primary endpoints compared to vehicle at the highest dose and in most primary endpoints at the other doses. Olumacostat glasaretil was well-tolerated with adverse events primarily mild or moderate in severity. Based on these results, in December 2016, we initiated a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne vulgaris to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial. In October 2017, we announced the completion of patient enrollment in CLAREOS-1 and CLAREOS-2 with a total of 1,503 adult and adolescent patients (ages nine and older) with moderate-to-severe acne vulgaris. We expect to announce topline results from the CLAREOS-1 and CLAREOS-2 trials in the first quarter of 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL-13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring cytokine that is thought to play an important role in mediating effects of inflammation on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (the “Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. The study is expected to enroll approximately 275 patients ages 18 years and older. We expect topline results from the Phase 2b clinical trial in the first half of 2019.

Key Developments

Following is a summary of selected key developments affecting our business that have occurred since December 31, 2016.

Glycopyrronium Tosylate

•	Announced in November 2017 that the FDA had accepted our NDA for glycopyrronium tosylate for substantive review with a PDUFA date for the completion of the FDA’s review of the NDA by June 30, 2018.
•	Completed a meeting with the FDA in February 2017 to discuss our planned submission of an NDA for glycopyrronium tosylate.

Olumacostat Glasaretil

•

Announced in October 2017 the completion of patient enrollment in the CLAREOS-1 and CLAREOS-2 pivotal trials investigating the safety and efficacy of olumacostat glasaretil in patients with acne vulgaris. The two pivotal trials enrolled a total of 1,503 patients.

•

Announced in January 2017 the initiation of a Phase 3 program to evaluate the safety and efficacy of olumacostat glasaretil as a potential treatment for acne vulgaris to support a potential NDA submission to the FDA. The Phase 3 program comprises three clinical trials – the CLAREOS-1 and CLAREOS-2 pivotal trials and the CLARITUDE open-label safety trial.

Lebrikizumab

•

Announced in January 2018 the initiation of a Phase 2b dose-ranging study to evaluate the safety and efficacy of lebrikizumab as a monotherapy and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. The study is expected to enroll approximately 275 patients ages 18 years and older with moderate-to-severe atopic dermatitis at sites in the United States.

•

Acquired exclusive, worldwide rights pursuant to the Roche Agreement, which became effective in September 2017, to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes.

Non-Program Developments

•	Closed a private placement of 3.00% Convertible Senior Notes due 2022 (“Notes”) in May 2017, which generated net proceeds to us of $278.3 million.
•	Closed an underwritten public offering in March 2017 (“2017 Public Offering”), which generated net proceeds to us of $181.5 million.

Other

•

In November 2017, we announced that following our expressed intent to exercise our right to terminate the development and commercialisation agreement between us and UCB Pharma S.A. (“UCB”), dated March 21, 2014 (“UCB Agreement”), which provided for the development and commercialization of Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor, for the treatment of psoriasis, we and UCB entered into a transition agreement (“Transition Agreement”). The Transition Agreement provided for an orderly transition of the development and commercialization activities under the UCB Agreement from us to UCB and terminated the collaboration on February 15, 2018.

Financial Overview

For the year ended December 31, 2017, net loss increased 240% to $303.3 million from $89.1 million for the same period in 2016. The increase is primarily due to our recognition in 2017 of acquired in-process research and development expenses of $128.6 million related to the costs to acquire exclusive worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. Excluding the charge for the in-process research and development, our research and development expenses increased 26% to $104.4 million for the year ended December 31, 2017 compared to the same period in 2016, driven primarily by growth in clinical trial activities for our olumacostat glasaretil product candidate and by headcount growth and associated expenses, partially offset by a reduction in clinical trial activities for Cimzia and our glycopyrronium tosylate product candidates. General and administrative expenses increased 139% to $71.9 million compared to the same period in 2016, driven primarily by headcount growth and associated expenses, as well as expenses incurred to build out our infrastructure and prepare for our first product launch.

As of December 31, 2017, we had cash and cash equivalents and investments of $551.0 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities, and providing general and administrative support for our operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities. We do not have any approved products and have never generated any revenue from product sales. Other than the revenue we may generate in connection with our agreements with UCB and Maruho Co., Ltd (“Maruho”), we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration or license agreements with third parties for the development or license of those product candidates.

We have never been profitable and may never be profitable. As of December 31, 2017, we had an accumulated deficit of $553.4 million. We incurred net losses of $303.3 million, $89.1 million and $78.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to incur significant costs to build out our infrastructure and prepare for our first product launch in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Acquired In-Process Research and Development Expenses

We expense in-process research and development projects acquired as part of asset acquisitions that have no alternative future use. The fair value assigned to incomplete research projects that have not reached technological feasibility and are acquired in business combinations are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the applicable project. We determined that the acquired in-process research and development related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the payments due in 2018 totaling $55.0 million that were measured with a discount rate used to value the payments at present value as of the effective date of the Roche Agreement.

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

As of December 31, 2017, we had net operating loss (“NOL”) carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $452.2 million, $44.2 million and $3.2 million, respectively. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028.

As of December 31, 2017, we also had research and development credit carryforwards of $7.2 million, $4.4 million and $0.5 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards have no expiration dates.

We have experienced at least one ownership change since inception and utilization of NOL carryforwards will therefore be subject to annual limitation, pursuant to Internal Revenue Code Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

Results of Operations

	Year Ended December 31,			Change from 2016 to 2017		Change from 2015 to 2016
	2017	2016	2015	$	%	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$4,541	$22,585	$7,300	$(18,044)	(80)%	$15,285	209%
Operating expenses:
Research and development	104,409	83,166	66,831	21,243	26	16,335	24
Acquired in-process research and development	128,555	—	—	128,555	*	—	*
General and administrative	71,903	30,043	17,721	41,860	139	12,322	70
Impairment of intangible assets	—	—	2,394	—	*	(2,394)	*
Total operating expenses	304,867	113,209	86,946	191,658	169	26,263	30
Loss from operations	(300,326)	(90,624)	(79,646)	(209,702)	231	(10,978)	14
Interest and other income, net	5,205	1,540	896	3,665	238	644	72
Interest expense	(8,140)	—	(147)	(8,140)	*	147	*
Loss on extinguishment of debt	—	—	(124)	—	*	124	*
Loss before taxes	(303,261)	(89,084)	(79,021)	(214,177)	240	(10,063)	13
Benefit for income taxes	—	—	(622)	—	*	622	*
Net loss	$(303,261)	$(89,084)	$(78,399)	$(214,177)	240%	$(10,685)	14%

*	Percentage not meaningful

Revenue.  Our revenue has been primarily comprised of upfront and milestone payments in connection with the UCB Agreement and our exclusive license agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”).

For the year ended December 31, 2017, we recognized collaboration and license revenue of $4.3 million related to the $25.0 million upfront payment pursuant to the Maruho G.T. Agreement and $0.3 million pursuant to the Transition Agreement. For the year ended December 31, 2016, we recognized $21.4 million in collaboration revenue related to two $10.7 million development milestones achieved pursuant to the UCB Agreement for the completion of a clinical study report for a Phase 3 clinical trial for Cimzia in December 2016, and $1.2 million in collaboration and license revenue related to the $25.0 million upfront payment pursuant to the Maruho G.T. Agreement. We recognized $7.3 million in collaboration revenue in the year ended December 31, 2015 related to a milestone achieved pursuant to the UCB Agreement for the completion of patient enrollment in the first Phase 3 clinical trial for Cimzia in September 2015.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of				$ Change	$ Change
	Development as of				from	from
	December 31,	Year Ended December 31,			2016 to	2015 to
	2017	2017	2016	2015	2017	2016
	(in thousands)
External costs incurred by product candidate:
Glycopyrronium tosylate[1]	Phase 3 Complete	$13,637	$18,016	$16,444	$(4,379)	$1,572
Olumacostat glasaretil[2]	Phase 3	34,179	9,788	9,499	24,391	289
Lebrikizumab[3]	Phase 2	1,217	—	—	1,217	—
Cimzia[4]	Phase 3	19,617	30,371	25,827	(10,754)	4,544
Other research and development expenses		2,012	1,551	259	461	1,292
Internal costs		33,747	23,440	14,802	10,307	8,638
Total research and development expenses		$104,409	$83,166	$66,831	$21,243	$16,335

1.

In June 2016, we announced topline results from the pivotal trials of the glycopyrronium tosylate Phase 3 program. In December 2016, the treatment period for ARIDO, an open-label Phase 3 trial assessing the long-term safety of glycopyrronium tosylate, was completed. We submitted an NDA to the FDA and, in November 2017, we announced that the FDA had accepted our NDA for substantive review with a PDUFA date for the completion of the FDA’s review of the NDA by June 30, 2018.

2.

In May 2016, we announced topline results from the olumacostat glasaretil Phase 2b study. Based on these results, we initiated a Phase 3 program in December 2016, announced completion of enrollment in the two pivotal clinical trials, CLAREOS-1 and CLAREOS-2, in October 2017 and expect to announce topline results from these trials in the first quarter of 2018.

3.

In connection with the Roche Agreement, which became effective in September 2017, we acquired the exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. We initiated a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in January 2018. The acquired in-process research and development expenses of $128.6 million related to the Roche Agreement are not included in this table.

4.

In December 2014, we commenced a Phase 3 clinical program for Cimzia. We announced topline results for the three clinical trials in this Phase 3 program, CIMPASI-2, CIMPASI-1 and CIMPACT, in October 2016, December 2016 and January 2017, respectively. UCB submitted a supplemental Biologics License Application to the FDA and a Type II Variation to the European Medicines Agency in July 2017 to support potential approvals for Cimzia as a treatment option for patients with moderate-to-severe chronic plaque psoriasis. In November 2017, we entered into the Transition Agreement with UCB, which provided for an orderly transition of the development and commercialization activities under the UCB Agreement from us to UCB and terminated the collaboration on February 15, 2018.

Research and development expenses increased $21.2 million, or 26%, for the year ended December 31, 2017 compared to the year ended 2016. This increase was primarily due to a $25.6 million increase in external costs primarily to advance our olumacostat glasaretil product candidate and a $10.3 million increase in internal costs related to headcount growth and associated expenses. These increases in research and development expenses were partially offset by a $15.1 million decrease in external costs associated with our Cimzia and glycopyrronium tosylate product candidates.

Research and development expenses increased $16.3 million, or 24%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to an $8.6 million increase in internal costs related to headcount growth and associated expenses, a $6.4 million increase in external costs primarily to advance our Cimzia and glycopyrronium tosylate product candidates and a $1.3 million increase in other research and development costs primarily related to the payment of $1.5 million upfront consideration in the form of shares of common stock under an agreement with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which we acquired the right to evaluate and conduct research on Takeda compounds directed to each of three biological targets and an option to license exclusive worldwide rights to selected compounds from each of these three programs.

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

Acquired in-process research and development expense was $128.6 million for the year ended December 31, 2017 related to the initial $80.0 million payment made to Roche in October 2017 and the present value of the two additional payments totaling $55.0 million due to Roche in 2018 pursuant to the terms of the Roche Agreement.

No acquired in-process research and development expense was recorded for the years ended December 31, 2016 or 2015.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions, including our sales and marketing functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased 139% to $71.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $22.6 million increase in external costs to build out our infrastructure and prepare for our first product launch and a $19.2 million increase in internal costs related to headcount growth and associated expenses.

General and administrative expenses increased $12.3 million, or 70%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was due to headcount growth and associated expenses, higher market research and planning related expenses and a transaction advisory fee paid in connection with the Maruho G.T. Agreement.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, increase our headcount, build out our infrastructure and, if glycopyrronium tosylate is approved, execute and prepare for our first product launch.

Impairment of Intangible Assets.  In 2015, we recorded an impairment charge of $2.4 million against certain intangible assets based on our decision to discontinue further development efforts on our DRM05 and DRM02 early-stage programs.

No impairment charge was recorded during the years ended December 31, 2017 and 2016.

Interest and Other Income, Net.  Interest and other income, net increased 238% to $5.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest and other income, net increased $0.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest Expense.  Interest expense was $8.1 million for the year ended December 31, 2017, resulting from interest incurred on the Notes and the amortization of discount related to the Notes and the two payments totaling $55.0 million due to Roche in 2018.

Interest expense decreased $0.1 million to zero for the year ended December 31, 2016 compared to the year ended December 31, 2015, as we had no outstanding debt during the year ended December 31, 2016.

(Benefit) Provision for Income Taxes.  No provision for income tax was recorded for the years ended December 31, 2017 and December 31, 2016. The $0.6 million benefit for income tax in 2015 relates to the decrease in deferred tax liability resulting from the impairment charge recorded during the year pertaining to certain acquired intangible assets. The deferred tax liability was originally established for the book‑tax differences related to the indefinitely lived intangible assets at the time of the Valocor acquisition in 2011.

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

On June 13, 2016, we sold 5,175,000 shares of our common stock in our shelf offering pursuant to a registration statement on Form S-3 (“Shelf Offering”) and received gross proceeds of $144.9 million and net proceeds of approximately $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of approximately $0.6 million. The shelf registration also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of December 31, 2017, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

Additionally, in February 2017, we filed an automatic shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of shares of our common stock. In March 2017, we sold 5,750,000 shares of our common stock pursuant to our 2017 Public Offering and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In May 2017, we sold $287.5 million aggregate principal amount of Notes in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million.

As of December 31, 2017, we had $551.0 million of cash and cash equivalents and investments. Our cash and cash equivalents and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to acquire in-process research and development projects. As of December 31, 2017, we had an accumulated deficit of $553.4 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(103,963)	$(74,111)	$(48,442)
Investing activities	(104,430)	(130,288)	(2,603)
Financing activities	462,523	138,950	102,929
Net increase (decrease) in cash and cash equivalents	$254,130	$(65,449)	$51,884

Operating Activities.  Net cash used in operating activities was $104.0 million for the year ended December 31, 2017 and consisted primarily of a net loss of $303.3 million, partially offset by $155.2 million in non-cash charges and a $44.1 million decrease in net operating assets. Non‑cash charges included $128.6 million in acquired in-process research and development expense related to the Roche Agreement, $20.7 million of stock‑based compensation expense and $2.4 million of net amortization of premiums on available‑for‑sale securities. The decrease in net operating assets consisted primarily of a $21.3 million decrease in collaboration receivables attributable to the receipt of payments from UCB in 2017 in relation to the third and fourth milestones, which were recognized in the fourth quarter of 2016, a $10.0 million increase in refund liability related to the Transition Agreement, a $7.6 million increase in accrued liabilities, a $6.2 million decrease in prepaid expenses and other current assets and a $1.5 million increase in accounts payable, partially offset by a $3.5 million decrease in deferred revenue.

Net cash used in operating activities was $74.1 million for the year ended December 31, 2016 and consisted primarily of a net loss of $89.1 million, partially offset by $14.5 million in non-cash charges and a $0.5 million decrease in net operating assets. Non‑cash charges included $11.0 million of stock‑based compensation expense, $1.9 million of amortization of premiums on available‑for‑sale securities and $1.5 million of common stock issued in connection with the Takeda Agreement. The decrease in net operating assets consisted primarily of a $23.8 million increase in deferred revenue and a $4.3 million increase in accounts payable, partially offset by a $21.4 million increase in collaboration receivables and a $6.8 million increase in prepaid expenses and other current assets.

Net cash used in operating activities was $48.4 million for the year ended December 31, 2015 and consisted primarily of our net loss of $78.4 million, partially offset by $9.7 million in non‑cash charges and a $20.2 million decrease in net operating assets. Non‑cash charges included $5.1 million of stock‑based compensation expense, $2.4 million of impairment charges against certain intangible assets and $2.0 million of amortization of premiums on available‑for‑sale securities. The decrease in net operating assets was driven primarily by a $10.4 million increase in accrued liabilities, a $7.3 million decrease in collaboration receivables and a $3.6 million increase in accounts payable, partially offset by a $1.2 million increase in prepaid expenses and other current assets.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2017 was $104.4 million, which resulted primarily from purchases of investments of $302.4 million and from the payment made for the acquisition of in-process research and development pursuant to the Roche Agreement of $80.0 million, partially offset by proceeds from maturities of investments of $278.6 million.

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

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2017 was $462.5 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.3 million from the sale of the Notes.

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

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that our existing cash and cash equivalents and investments as of December 31, 2017 are sufficient to meet our anticipated cash requirements into the second half of 2019 and to: complete and generate topline results from our ongoing Phase 3 pivotal clinical trials for olumacostat glasaretil and Phase 2b dose-ranging study for lebrikizumab; commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete registration-enabling activities and submit an NDA to the FDA for potential approval related to olumacostat glasaretil assuming the data from our Phase 3 clinical trials are positive; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part I, Item 1A, Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Refund liability	$10,000	$10,000	$—	$—	$—
Operating lease obligations	23,580	4,348	9,695	6,935	2,602
Convertible notes	326,336	8,625	17,250	300,461	—
Roche license payments	55,000	55,000	—	—	—
Total contractual obligations	$414,916	$77,973	$26,945	$307,396	$2,602

Pursuant to the Transition Agreement, we are obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia during the first half of 2018. If the aggregate development costs to be reimbursed are less than $10.0 million, we will pay UCB the difference between such aggregate costs and $10.0 million.

Pursuant to the Roche Agreement, we made an initial payment of $80.0 million in October 2017. Additionally, payments of $25.0 million and $30.0 million are due in September 2018 and December 2018, respectively, or upon the earlier achievement of certain development milestones.

Also related to the Roche Agreement, we will be obligated to make additional payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. These amounts are not included in the table above.

In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Rose U LLC (“Rose U”) and related agreement with Stiefel Laboratories, Inc., a GSK company, with respect to our glycopyrronium tosylate product candidate, we are required to pay additional amounts totaling up to $4.1 million upon the achievement of specified regulatory, commercialization and other milestones. In addition, we are obligated to pay Rose U low‑to‑mid single‑digit royalties on net product sales and low double‑digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. These amounts are not included in the table above.

Convertible Debt

In May 2017, we sold $287.5 million aggregate principal amount of Notes in a private placement. We received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. The Notes were issued pursuant to an Indenture, dated as of May 16, 2017 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms.

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

Off‑Balance Sheet Arrangements

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

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Risk

As of December 31, 2017 and December 31, 2016, we had cash and cash equivalents and investments of $551.0 million and $276.5 million, respectively, which consisted of money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposit. These interest‑earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. We have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of approximately $1.0 million and $1.2 million as of December 31, 2017 and 2016, respectively. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

We are subject to interest rate sensitivity on our outstanding 3.00% Convertible Senior Notes due 2022 (“Notes”) that were sold in a private placement to qualified institutional buyers. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. The Notes are convertible into shares of our common stock, par value $0.001 per share, at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dermira, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dermira, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Jose, California

February 22, 2018

DERMIRA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$295,923	$41,793
Short-term investments	255,070	210,149
Collaboration receivables	52	21,400
Prepaid expenses and other current assets	5,569	10,649
Total current assets	556,614	283,991
Property and equipment, net	1,433	1,127
Long-term investments	—	24,551
Intangible assets	1,126	1,126
Goodwill	771	771
Other assets	850	1,035
Total assets	$560,794	$312,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,094	$13,500
Accrued liabilities	25,115	17,227
Refund liability	10,000	—
Accrued payments related to acquired in-process research and development	50,161	—
Deferred revenue, current	4,988	4,265
Total current liabilities	105,358	34,992
Long-term liabilities:
Deferred revenue, non-current	25,286	29,550
Convertible notes, net	279,389	—
Deferred tax liability	194	194
Other long-term liabilities	918	495
Total liabilities	411,145	65,231
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of December 31, 2017; no shares issued and outstanding as of December 31, 2017 or 2016	—	—
Common stock, $0.001 par value per share; 500,000 shares authorized as of December 31, 2017; 41,798 and 35,652 shares issued and outstanding as of December 31, 2017 and 2016, respectively	42	36
Additional paid-in capital	703,215	497,718
Accumulated other comprehensive loss	(215)	(252)
Accumulated deficit	(553,393)	(250,132)
Total stockholders’ equity	149,649	247,370
Total liabilities and stockholders’ equity	$560,794	$312,601

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration and license revenue	$4,541	$22,585	$7,300
Operating expenses:
Research and development	104,409	83,166	66,831
Acquired in-process research and development	128,555	—	—
General and administrative	71,903	30,043	17,721
Impairment of intangible assets	—	—	2,394
Total operating expenses	304,867	113,209	86,946
Loss from operations	(300,326)	(90,624)	(79,646)
Interest and other income, net	5,205	1,540	896
Interest expense	(8,140)	—	(147)
Loss on extinguishment of debt	—	—	(124)
Loss before taxes	(303,261)	(89,084)	(79,021)
Benefit for income taxes	—	—	(622)
Net loss	$(303,261)	$(89,084)	$(78,399)
Net loss per share, basic and diluted	$(7.48)	$(2.70)	$(2.93)
Weighted-average common shares used to compute net loss per share, basic and diluted	40,562	33,045	26,727

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(303,261)	$(89,084)	$(78,399)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	37	(155)	114
Total comprehensive loss	$(303,224)	$(89,239)	$(78,285)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	24,629	$25	$236,414	$(211)	$(82,649)	$153,579
Issuance of common stock in connection with follow-on offering, net of underwriting discounts, commissions and issuance costs of $7,216	5,175	5	104,042	—	—	104,047
Exercise of stock options	112	—	279	—	—	279
Purchases under employee stock purchase plan	57	—	723	—	—	723
Stock-based compensation	—	—	5,132	—	—	5,132
Unrealized gain on investments	—	—	—	114	—	114
Net loss	—	—	—	—	(78,399)	(78,399)
Balance at December 31, 2015	29,973	30	346,590	(97)	(161,048)	185,475
Issuance of common stock in connection with shelf offering, net of underwriting discounts, commissions and issuance costs of $9,264	5,175	5	135,630	—	—	135,635
Issuance of common stock in connection with license agreement	46	—	1,453	—	—	1,453
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	11	—	(76)	—	—	(76)
Exercise of stock options	383	1	2,142	—	—	2,143
Purchases under employee stock purchase plan	64	—	976	—	—	976
Stock-based compensation	—	—	11,003	—	—	11,003
Unrealized loss on investments	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(89,084)	(89,084)
Balance at December 31, 2016	35,652	36	497,718	(252)	(250,132)	247,370
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs of $12,237	5,750	6	181,532	—	—	181,538
Issuance of common stock in connection with license agreement	20	—	523	—	—	523
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	53	—	(267)	—	—	(267)
Exercise of stock options	243	—	1,589	—	—	1,589
Purchases under employee stock purchase plan	80	—	1,417	—	—	1,417
Stock-based compensation	—	—	20,703	—	—	20,703
Unrealized gain on investments	—	—	—	37	—	37
Net loss	—	—	—	—	(303,261)	(303,261)
Balance at December 31, 2017	41,798	$42	$703,215	$(215)	$(553,393)	$149,649

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(303,261)	$(89,084)	$(78,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	123	72
Stock-based compensation	20,703	11,003	5,132
Acquired in-process research and development	128,555	—	—
Amortization of discount for payments related to acquired in-process research and development	1,606	—	—
Net amortization of premiums on available-for-sale securities	2,366	1,879	2,012
Amortization of convertible note discount and issuance costs	1,143	—	—
Common stock issued in connection with license agreement	523	1,453	—
Impairment of intangible assets	—	—	2,394
Loss on extinguishment of debt	—	—	124
Changes in assets and liabilities:
Collaboration receivables	21,348	(21,400)	7,300
Prepaid expenses and other current assets	6,233	(6,838)	(1,219)
Other assets	485	90	395
Accounts payable	1,542	4,266	3,607
Accrued liabilities	7,573	454	10,395
Refund liability	10,000	—	—
Other long-term liabilities	423	128	367
Deferred revenue	(3,541)	23,815	—
Deferred taxes	—	—	(622)
Net cash used in operating activities	(103,963)	(74,111)	(48,442)
Cash flows from investing activities
Purchases of available-for-sale securities	(302,432)	(252,175)	(60,276)
Maturities of available-for-sale securities	278,580	122,640	57,875
Acquisition of in-process research and development	(80,000)	—	—
Increase in restricted cash	(300)	—	—
Purchase of property and equipment	(278)	(753)	(202)
Net cash used in investing activities	(104,430)	(130,288)	(2,603)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	181,538	135,907	104,047
Net proceeds from issuance of convertible notes	278,246	—	—
Net proceeds from issuance of common stock in connection with equity awards	2,739	3,043	1,002
Payment to extinguish term loan	—	—	(2,120)
Net cash provided by financing activities	462,523	138,950	102,929
Net increase (decrease) in cash and cash equivalents	254,130	(65,449)	51,884
Cash and cash equivalents at beginning of year	41,793	107,242	55,358
Cash and cash equivalents at end of year	$295,923	$41,793	$107,242
Supplemental disclosure of cash flow information
Interest paid	$4,289	$—	$123
Supplemental disclosure of noncash investing activities
Acquisition of in-process research and development	$48,555	$—	$—
Acquisition of property and equipment under accounts payable and accrued liabilities	$367	$111	$50

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We were incorporated in the State of Delaware in August 2010 under the name Skintelligence, Inc. We changed our name to Dermira, Inc. in September 2011. In August 2011, we acquired Valocor Therapeutics, Inc., which was subsequently renamed Dermira (Canada), Inc. (“Dermira Canada”) and is our wholly owned subsidiary. We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology programs. Our pipeline includes three late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (underarm sweating beyond what is needed for normal body temperature regulation); olumacostat glasaretil (formerly DRM01), in Phase 3 development for the treatment of acne vulgaris; and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. We are headquartered in Menlo Park, California.

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

Risks and Uncertainties

Our product candidates require approvals from the FDA and foreign regulatory agencies prior to commercial sales in the United States or foreign jurisdictions, respectively. There can be no assurance that our current or future product candidates will receive the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on our business and our financial condition.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, commercial paper and certificates of deposit.

Investments

We classify our investments in money market funds and fixed income securities as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income, net. Realized gains and losses and declines in fair value judged to be other than temporary, if any, are also included in interest and other income, net. We classify our available‑for‑sale securities as current or long term primarily based on the remaining contractual maturity of the securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, investments and receivables under our collaboration and license agreements. We invest in money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposits. Bank deposits are held primarily by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and issuers of investments to the extent recorded on the consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, repurchase agreements, commercial paper, certificates of deposit and municipal bonds and places restrictions on the credit ratings, maturities and concentration by type and issuer.

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

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of our cash and cash equivalents, investments, collaboration receivables, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Acquired In-Process Research and Development Expenses

We expense in-process research and development projects (“IPR&D”) acquired as part of asset acquisitions that have no alternative future use. The fair value assigned to incomplete research projects that have not reached technological feasibility and are acquired in business combinations are capitalized and accounted for as indefinite-lived intangible assets.

Impairment of Long‑Lived Assets

We assess changes in the performance of our product candidates in relation to our expectations, and industry, economic and regulatory conditions and make assumptions regarding estimated future cash flows in evaluating the value of our property and equipment, goodwill and IPR&D.

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

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the debt, are offset against gross proceeds from the issuance of the convertible notes and are amortized to interest expense over the estimated life of the convertible notes based on the effective interest method.

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

Stock‑Based Compensation

We maintain equity incentive plans under which incentive stock options may be granted to employees and nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights may be granted to employees, directors, consultants and advisors. In addition, we maintain an employee stock purchase plan (“ESPP”) under which employees may purchase shares of our common stock through payroll deductions.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding during the period, without consideration for dilutive potential shares of common stock. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of December 31,
	2017	2016	2015
Stock options to purchase common stock	6,022	4,526	3,814
Shares subject to outstanding restricted stock units	296	148	—
Estimated shares issuable under the ESPP	208	63	105
Shares issuable upon conversion of convertible notes	8,110	—	—
	14,636	4,737	3,919

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 or on any interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted ASU 2014-12 in the fourth quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. We expect the implementation of Topic 842 to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $23.6  million as of December 31, 2017. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”). ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies may need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance.

Our revenues are derived from collaboration and license arrangements. The consideration we are eligible to receive under our collaboration and license arrangements includes upfront payments, milestone payments, and royalties. As part of our adoption efforts, we have completed the assessment of our collaboration and license agreements under Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. We currently anticipate that we will record a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $29.9  million, as of January 1, 2018, to reflect the impact of the adoption of Topic 606. The cumulative adjustment relates primarily to our agreements with Maruho Co., Ltd. (“Maruho”) which are described further in Note 9 Collaboration and License Agreements. Under the Right of First Negotiation Agreement we entered into with Maruho in March 2013 (“Maruho Right of First Negotiation Agreement”), we concluded that there are no remaining performance obligations under Topic 606 as of the date of the adoption. As a result, a cumulative adjustment to reduce deferred revenue of $10 million will be recorded. Under the Exclusive License Agreement we entered into with Maruho in September 2016 (“Maruho G.T. Agreement”), we concluded that the license for the intellectual property was distinct from our ongoing manufacturing obligations. As a result, a cumulative adjustment to reduce deferred revenue of $19.6 million will be recorded.

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of December 31, 2017
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$187,649	$—	$—	$187,649
U.S. Treasury securities	Level 1	13,968	—	(5)	13,963
Corporate debt	Level 2	189,287	2	(194)	189,095
Repurchase agreements	Level 2	60,500	—	—	60,500
U.S. Government agency securities	Level 2	25,466	—	(18)	25,448
Commercial paper	Level 2	71,864	—	—	71,864
Total investments		$548,734	$2	$(217)	$548,519

		As of December 31, 2016
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$5,115	$—	$—	$5,115
U.S. Treasury securities	Level 1	6,112	1	(1)	6,112
Corporate debt	Level 2	169,112	6	(240)	168,878
Repurchase agreements	Level 2	22,550	—	—	22,550
U.S. Government agency securities	Level 2	41,384	—	(18)	41,366
Commercial paper	Level 2	30,836	—	—	30,836
Certificates of deposit	Level 2	901	—	—	901
Total investments		$276,010	$7	$(259)	$275,758

As of December 31, 2017, we did not hold any investments with a maturity exceeding one year. Unrealized losses related to investments in a continuous loss position for 12 months or more were insignificant. The unrealized losses on the available‑for‑sale investments are related to U.S. Treasury securities, corporate debt and U.S. Government agency securities. We have determined that the gross unrealized losses on our securities as of December 31, 2017 were temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near‑term prospects of the investee; the extent of the loss related to the credit of the issuer; the expected cash flows from the security; and our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. We do not intend to sell the securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases. The realized gains or losses on the available‑for‑sale investments were insignificant during the year ended December 31, 2017.

The estimated fair value of our convertible notes was $311.1 million as of December 31, 2017 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of December 31, 2017.

See Note 9 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Computer and other equipment	$289	$246
Internal use software	477	368
Leasehold improvements	809	429
Office furniture	369	282
Total property and equipment	1,944	1,325
Less accumulated depreciation and amortization	(511)	(198)
Property and equipment, net	$1,433	$1,127

Property and equipment depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.1 million and $0.1 million, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued outside research and development services	$9,065	$10,046
Accrued compensation	9,427	5,839
Accrued professional and consulting services	4,411	1,042
Accrued interest	1,102	—
Other	1,110	300
Total accrued liabilities	$25,115	$17,227

6. Intangible Assets

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

There was no impairment charge against intangible assets in the years ended December 31, 2017 or 2016. During the year ended December 31, 2015, we recorded an impairment charge of $2.4 million to IPR&D in the consolidated statements of operations. In December 2015 and February 2016, we received the results from certain research and development experiments related to our DRM05 and DRM02 early‑stage product candidates, respectively. Based on the results of these experiments, we made the decision to discontinue further efforts on these programs. The intangible assets related to these product candidates were written off in full. DRM02 is a PDE4 inhibitor that was under preclinical development for the treatment of inflammatory skin diseases, and DRM05 is a photodynamic therapy that was under preclinical development for the treatment of acne vulgaris. Both of these compounds were acquired in the Valocor acquisition in 2011.

Goodwill

We recorded the goodwill resulting from the Valocor acquisition separately on our consolidated balance sheets as of the acquisition date. Goodwill is tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. There was no impairment charge against goodwill in the years ended December 31, 2017, 2016 or 2015.

7. Debt

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”) in a private placement. We received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. The Notes were issued pursuant to an Indenture, dated as of May 16, 2017 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms.

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

As of December 31, 2017, there were unamortized issuance costs and debt discounts of $8.1 million, which were recorded as a direct deduction from the Notes on the consolidated balance sheets.

During the year ended December 31, 2015, we repaid a term loan prior to the maturity date and recorded a loss on extinguishment of debt of $0.1 million, which consisted of the write-off of the debt discount and accrued final repayment fee. The loss was included in the consolidated statements of operations as a loss on debt extinguishment.

8. Commitments and Contingencies

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

In September 2017, we entered into a sublease agreement (“Sublease”) pursuant to which we expanded our office space by subleasing an additional 23,798 square feet of space in the Building. Rent payments for the Sublease include base rent of $139,218 per month during the first year of the Sublease with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Sublease term commenced on December 20, 2017, and will end on April 30, 2024, unless terminated early pursuant to the terms of the Sublease.

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

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.4 million, $2.3 million and $1.5 million, respectively. The terms of the Lease and the Sublease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight‑line basis over the lease period and have accrued for rent expense incurred but not paid.

As of December 31, 2017, the aggregate total future minimum lease payments under the Lease and Sublease were as follows (in thousands):

Year Ending December 31,
2018	$4,348
2019	4,777
2020	4,918
2021	5,056
2022	1,879
Thereafter	2,602
Total payments	$23,580

The table above excludes approximately $10.1 million of additional rent due over the period of the Lease and Sublease to cover our share of facility expenses, including utilities, property taxes, insurance and maintenance.

9. Collaboration and License Agreements

We recognized revenue related to the collaboration and license agreements for the period presented as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Maruho	$4,265	$1,185	$—
UCB	276	21,400	7,300
	$4,541	$22,585	$7,300

Maruho Agreements

In March 2013, we entered into the Maruho Right of First Negotiation Agreement with Maruho, pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we and Maruho enter into a license agreement for any of our products with Maruho. Maruho’s right of first negotiation expired in December 2016, but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. As of December 31, 2017 and December 31, 2016, we recorded the $10.0 million payment related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets.

In connection with the execution of the Right of First Negotiation Agreement, Maruho purchased 1,187,014 shares of our Series B convertible preferred stock for an aggregate purchase price of $10.0 million.

In September 2016, we entered into the Maruho G.T. Agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan. Pursuant to the terms of the Maruho G.T. Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho G.T. Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost. The Maruho G.T. Agreement is unrelated to, and the exclusive license of glycopyrronium tosylate in Japan to Maruho was not subject to the terms of, the existing Maruho Right of First Negotiation Agreement.

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

For the year ended December 31, 2017, we recognized collaboration and license revenue related to the Maruho G.T. Agreement of $4.3 million in connection with the $25.0 million upfront payment. In addition, as of December 31, 2017, we have a deferred revenue balance related to the Maruho G.T. Agreement of $19.6 million, of which $4.3 million is recorded in deferred revenue, current on the consolidated balance sheets.

UCB Agreements

In March 2014, we and UCB Pharma S.A. (“UCB”), entered into a Development and Commercialisation Agreement, dated March 21, 2014 (“UCB Agreement”), which provided that we would (a) develop Cimzia (certolizumab pegol) for the treatment of psoriasis in order for UCB to seek regulatory approval from the FDA, the European Medicines Agency and the Canadian federal department for health, and (b) upon the grant of regulatory approval in the United States and Canada, promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. The UCB Agreement also provided either party with the right to terminate the agreement under certain terms. We expressed our intent to terminate the UCB Agreement in accordance with its terms.

As a result, we and UCB entered into an agreement on November 6, 2017 to effect the termination of the UCB Agreement and an orderly transition of the development and commercialization activities under the UCB Agreement from us to UCB (“Transition Agreement”). The Transition Agreement, among other things, (a) terminated the UCB Agreement on February 15, 2018, (b) provided for the repurchase by UCB of all product rights, licenses and intellectual property relating to Cimzia, (c) specified the responsibilities and obligations of us and UCB in connection with the transition of certain activities under the UCB Agreement from us to UCB as a result of the termination of the UCB Agreement, (d) terminated UCB’s right to designate a director nominee to our board of directors and (e) provided for the resignation of UCB’s designee from our board of directors.

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and, upon approval of Cimzia in psoriasis in the United States, will pay us an additional $39.0 million within 30 days of such approval. We are obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period are less than $10.0 million, we will pay UCB the difference between such aggregate costs and $10.0 million. These terms replace the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia. The $10.0 million payable to UCB is recorded on our consolidated balance sheets as refund liability. The $1.0 million net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB will be recognized as revenue over the period in which we are obligated to perform transition services pursuant to the Transition Agreement.

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting interleukin 13, for atopic dermatitis and all other indications, except Roche retains certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (“Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Unless earlier terminated, the Roche Agreement will remain in effect until no royalty or other payment obligations are or may become due.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and will make additional payments to Roche in 2018 totaling $55.0 million. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in a country (other than for the Retained Field) in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab (other than for the Retained Field) in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, Dermira patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab (other than for the Retained Field) in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab (other than for the Retained Field).

We determined that the acquired IPR&D related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the payments due in 2018 totaling $55.0 million. The payments due in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of December 31, 2017, on the consolidated balance sheets, we recorded $50.2 million to accrued payments related to acquired in-process research and development, current, for the $25.0 million and $30.0 million payments due by September 2018 and December 2018, respectively. The remaining milestone payments will be recognized when the contingency related to the milestone is resolved and the consideration is paid or becomes payable.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U LLC (“Rose U”) to license certain patents, patent applications and know-how related to our hyperhidrosis program. This agreement includes a sublicense and assignment of certain know-how licensed and assigned to Rose U by Stiefel Laboratories, Inc., a GSK company (“Stiefel”), the prior licensee of such patents. In connection with this agreement, we also entered into a letter agreement with Stiefel. As of December 31, 2017, we have paid license and other fees of $0.8 million to Rose U and are required to pay additional amounts totaling up to $4.1 million upon the achievement of specified regulatory, commercialization and other milestones under these agreements to Rose U and Stiefel. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

10. Stock‑Based Compensation

Equity Incentive Plan

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

The 2014 EIP authorizes the reservation of 1,896,551 shares of our common stock, plus any shares reserved or remaining for issuance, or that become available upon forfeiture of outstanding stock options or our repurchase of shares granted pursuant to an equity award, in each case, under the 2010 Plan. On January 1 of each of the first 10 years commencing after the effective date of our initial public offering (“IPO”), the number of shares of our common stock reserved for issuance under the 2014 EIP will increase automatically by an amount equal to 4% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors elects to authorize a lesser number of shares. As of December 31, 2017, we had reserved 5,486,079 shares of common stock for issuance under the 2014 EIP. Effective January 1, 2018, an additional 1,671,902 shares of common stock were reserved for issuance.

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

Stock Options

The following table reflects a summary of stock option activity for the specified period (in thousands, except per share amounts):

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2014	3,401	$6.88	8.6	$80,757
Stock options granted	560	22.05
Stock options exercised	(112)	4.49
Stock options forfeited	(35)	12.15
Stock options outstanding at December 31, 2015	3,814	$9.19	7.9	$96,954
Stock options granted	1,148	27.21
Stock options exercised	(382)	5.60
Stock options forfeited	(54)	21.60
Stock options outstanding at December 31, 2016	4,526	$13.92	7.5	$74,765
Stock options granted	1,874	30.96
Stock options exercised	(243)	6.53
Stock options forfeited	(135)	30.35
Stock options outstanding at December 31, 2017	6,022	$19.15	7.4	$59,461
Vested and expected to vest as of December 31, 2017	5,888	$18.93	7.3	$59,275
Exercisable as of December 31, 2017	3,443	$12.76	6.3	$53,425

The total estimated grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $15.6 million, $8.3 million and $4.7 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $5.9 million, $9.5 million and $3.6 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, we granted stock options to employees and directors to purchase shares of common stock with a weighted‑average grant date fair value of $19.66, $16.72 and $12.49 per share, respectively. As of December 31, 2017, the total unrecognized compensation expense was $38.6 million, which we expect to recognize over a period of approximately 2.7 years.

We estimated the fair value of stock options using the Black‑Scholes option pricing model. The fair value of employee stock options is being amortized on a straight‑line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted‑average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.0	6.0	6.1
Expected volatility	70.4%	68.4%	64.1%
Risk–free interest rate	2.0%	1.4%	1.9%
Expected dividend rate	0.0%	0.0%	0.0%

Expected Term:  We determine the expected term using the simplified method (based on the midpoint between the vesting date and the end of the contractual term).

Expected Volatility:  As we do not have sufficient historical stock price information to meet the expected life of the stock-based awards, our approach to estimating expected volatility is to phase in our own common stock trading history and supplement the remaining historical information with a blended volatility from the trading history from the common stock of the set of comparable publicly traded biopharmaceutical companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

During the year ended December 31, 2017, we did not grant stock options to non-employees and the compensation expense related to options granted to non-employees in prior years was immaterial.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs are recognized over their respective vesting periods. The following table reflects a summary of RSU activity for the specified period (in thousands, except per share amounts):

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2015	—	$—
RSUs granted	162	27.14
RSUs vested and settled	(13)	26.37
RSUs forfeited	(1)	26.37
RSUs outstanding at December 31, 2016	148	$27.21
RSUs granted	222	32.68
RSUs vested and settled	(65)	28.88
RSUs forfeited	(9)	31.86
RSUs outstanding at December 31, 2017	296	$30.81

The total grant date fair value of RSUs vested during the years ended December 31, 2017 and 2016 was $1.9 million and $0.4 million, respectively. The total vesting date fair value of RSUs vested during the years ended December 31, 2017 and 2016 was $1.5 million and $0.4 million, respectively. No RSUs were granted or outstanding during the year ended December 31, 2015.

As of December 31, 2017, the total unrecognized compensation expense was $7.0 million, which we expect to recognize over a period of approximately 2.4 years.

Employee Stock Purchase Plan

On September 9, 2014, our board of directors adopted and approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014, the day that our registration statement on Form S‑1 was declared effective.  On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of our common stock reserved for issuance under the 2014 ESPP will increase automatically by an amount equal to 1% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors or compensation committee elects to authorize a lesser number of shares. As of December 31, 2017, we had reserved 1,204,258 shares of common stock for issuance under the 2014 ESPP. Effective January 1, 2018, an additional 417,975 shares of common stock were reserved for issuance.

Subject to certain limitations, our employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2014 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the two‑year offering period. Compensation expense related to the 2014 ESPP for the years ended December 31, 2017, 2016 and 2015 was approximately $0.9 million, $0.6 million and $0.4 million, respectively.

The fair value of each employee stock purchase right grant is estimated using the Black‑Scholes option pricing model and is recognized as expense using the straight‑line method. The weighted‑average estimated fair value of employee stock purchase rights granted pursuant to the 2014 ESPP during the years ended December 31, 2017, 2016 and 2015 was $11.06, $14.53 and $8.03 per share, respectively, and was based on the following assumptions:

	Year ended December 31,
	2017	2016	2015
Expected term (in years)	1.3	1.3	1.3
Expected volatility	71.6%	75.8%	56.0%
Risk–free interest rate	1.6%	0.7%	0.4%
Expected dividend rate	0.0%	0.0%	0.0%

Equity Inducement Plan

In January 2018, we adopted the 2018 Equity Inducement Plan (“2018 Inducement Plan”), which provided for the granting of nonstatutory stock options and restricted stock units to newly hired employees as a material inducement to their acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). The 2018 Inducement Plan authorized the reservation of 1,200,000 shares of our common stock for future issuance.

Total Stock‑Based Compensation

Total stock‑based compensation expense related to the 2010 Plan, the 2014 EIP and the 2014 ESPP was allocated as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$8,006	$4,039	$1,984
General and administrative	12,697	6,964	3,148
Total stock-based compensation expense	$20,703	$11,003	$5,132

11. Employee Benefit Plan

We sponsor a 401(k) defined contribution plan for our employees. This plan provides for tax‑deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. We may match employee contributions in amounts to be determined at our sole discretion. We made no contributions to the plan for the years ended December 31, 2017, 2016 or 2015.

12. Income Taxes

We recorded no provision or benefit for income taxes during the years ended December 31, 2017 and 2016. We had a benefit for income taxes of $0.6 million for the year ended December 31, 2015. The benefit for income tax related to the reduction in the deferred tax liability resulting from the impairment charge to IPR&D, which was not recognized for tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$99,710	$74,586
Depreciation and amortization	423	463
Research and development credits	7,415	4,552
Deferred revenue	6,207	3,400
Accruals and stock-based compensation expense	10,968	5,457
Total deferred tax assets	124,723	88,458
Valuation allowance	(124,723)	(88,458)
Net deferred tax assets	—	—
Deferred tax liabilities:
Acquired IPR&D	(194)	(194)
Total deferred tax liabilities	(194)	(194)
Net deferred tax liabilities	$(194)	$(194)

 Reconciliations of the statutory federal income tax benefit rate to our effective tax for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Tax (benefit) at statutory federal rate	34.0%	34.0%	34.0%
Foreign tax, net of federal benefit	—	—	(1.1)
Permanent differences	(1.1)	(1.2)	(0.8)
Research and development credits	0.8	2.0	0.7
Federal deferred remeasurement	(22.9)	—	—
Change in valuation allowance	(10.8)	(34.8)	(32.0)
Effective tax rate	0.0%	0.0%	0.8%

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by approximately $36.3 million and $31.7 million for the years ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Acts (“Tax Act”) was signed into law. The Tax Act, among other changes, lowers our federal tax rate from 34% to 21%. Based on provisions of the Tax Act, we remeasured our deferred tax assets and liabilities to reflect the lower statutory tax rate. However, since we established a valuation allowance to offset our deferred tax assets, there is no impact to our effective tax rate, as any changes to deferred taxes would be offset by the valuation allowance. Our deferred tax remeasurement is provisional and is subject to revision as we complete our analysis of the Tax Act, collect and prepare necessary data and interpret any additional guidance issued by standard-setting bodies. We currently anticipate finalizing and recording any resulting adjustments related to the tax effects of the Tax Act in 2018.

As of December 31, 2017, we had net operating loss (“NOL”) carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes of $452.2 million, $44.2 million and $3.2 million, respectively. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028.

As of December 31, 2017, we also had research and development credit carryforwards of $7.2 million, $4.4 million and $0.5 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards has no expiration date.

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

As we have a full valuation allowance against our deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. We do not expect the amount of unrecognized tax benefits to change significantly in the next 12 months. A summary of the activity of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized benefit - beginning of year	$3,022	$1,072	$635
Gross increases - current year tax provisions	1,603	1,327	437
Gross increases - prior year tax positions	—	623	—
Unrecognized benefit - end of year	$4,625	$3,022	$1,072

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

13. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2017 and 2016.

We believe that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
(Amounts in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,066	$1,066	$1,066	$1,343
Operating expenses*	31,186	39,565	179,097	55,019
Net loss	(29,509)	(38,566)	(179,174)	(56,012)
Net loss per share, basic and diluted	$(0.79)	$(0.93)	$(4.30)	$(1.34)

*

During the third quarter of 2017, we recognized acquired in-process research and development expenses of $128.6 million related to the Roche Agreement, which is included in operating expenses in this table.

	2016
(Amounts in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$119	$22,466
Operating expenses	28,755	28,041	26,060	30,353
Net loss	(28,436)	(27,755)	(25,510)	(7,383)
Net loss per share, basic and diluted	$(0.95)	$(0.89)	$(0.72)	$(0.21)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dermira, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dermira, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Dermira, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 and related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California

February 22, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III.

Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10‑K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers” in Part I of this Form 10‑K. The other information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

(b)	Exhibits. The list of exhibits filed with this report is set forth in the Exhibit Index preceding the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	10‑Q	001‑36668	3.1	11/12/2014

3.2	Restated Bylaws.	10‑Q	001‑36668	3.2	11/12/2014

4.1	Form of Common Stock Certificate.	S‑1	333‑198410	4.1	08/27/2014

4.2	Amended and Restated Investors’ Rights Agreement, dated August 15, 2014, by and among the Registrant and certain of its stockholders.	S‑1	333‑198410	4.2	08/27/2014

10.1#	Form of Indemnity Agreement.	S‑1	333‑198410	10.1	09/19/2014

10.2#	2010 Equity Incentive Plan and forms of award agreements.	S‑1	333‑198410	10.2	08/27/2014

10.3#	2014 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	10‑Q	001‑36668	10.3	11/12/2014

10.4#	2014 Employee Stock Purchase Plan and form of subscription agreement.	10‑Q	001‑36668	10.4	11/12/2014

10.5#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Thomas G. Wiggans.	S‑1	333‑198410	10.5	08/27/2014

10.6#	Offer Letter, accepted and agreed to April 24, 2014, by and between the Registrant and Andrew L. Guggenhime.	10‑K	001‑36668	10.6	03/25/2015

10.7#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Eugene A. Bauer	S‑1	333‑198410	10.6	08/27/2014

10.8#	Amended and Restated Offer Letter, accepted and agreed to July 17, 2012, by and between the Registrant and Luis C. Peña.	10‑K	001‑36668	10.8	02/28/2017

10.9#	Amended and Restated Offer Letter, accepted and agreed to August 4, 2011, by and between the Registrant and Christopher M. Griffith.	10‑K	001‑36668	10.9	02/28/2017

10.10†	Development and Commercialisation Agreement, dated March 21, 2014, by and between the Registrant and UCB Pharma S.A.	S‑1	333‑198410	10.9	09/29/2014

10.11†	Exclusive License Agreement, dated April 26, 2013, by and between the Registrant and Rose U LLC.	S‑1	333‑198410	10.10	09/29/2014

10.12	Loan and Security Agreement, dated December 11, 2013, as amended, by and between the Registrant and Square 1 Bank.	10‑K	001‑36668	10.10	03/25/2015

10.13†	Right of First Negotiation Agreement, dated March 28, 2013, by and between the Registrant and Maruho Co., Ltd.	S‑1	333‑198410	10.12	09/29/2014

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

10.14	Lease Agreement, dated July 24, 2014, as amended, by and between the Registrant and Middlefield Park.	S‑1	333‑198410	10.13	09/12/2014

10.15	Second Amendment to Lease, dated December 4, 2015, by and between the Registrant and Middlefield Park.	10-K	001‑36668	10.13	03/04/2016

10.16	Third Amendment to Lease, dated April 29, 2016, by and between the Registrant and Middlefield Park.	10-Q	001‑36668	10.1	08/08/2016

10.17#	Form of Severance and Change in Control Agreement.	S‑1	333‑198410	10.14	09/12/2014

10.18†	Exclusive License Agreement, dated September 19, 2016, by and between the Registrant and Maruho Co., Ltd.	10-Q	001‑36668	10.1	11/07/2016

10.19#	2018 Equity Inducement Plan and forms of notice of stock option grant, stock option agreement, notice of restricted stock unit award and restricted stock unit agreement.	S-8	333-222865	99.3	02/05/2018

10.20	Transition Agreement, dated November 6, 2017, by and between the Registrant and UCB Pharma S.A.					X

10.21#	Offer Letter, accepted and agreed to December 5, 2016, by and between the Registrant and Lori Lyons-Williams.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this report).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on the 22nd day of February 2018.

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

Signature	Title	Date

/s/ Thomas G. Wiggans	Chief Executive Officer and Chairman of the	February 22, 2018
Thomas G. Wiggans	Board (Principal Executive Officer)

/s/ Andrew L. Guggenhime	Chief Operating Officer and Chief Financial Officer	February 22, 2018
Andrew L. Guggenhime	(Principal Financial and Accounting Officer)

/s/ Eugene A. Bauer M.D.	Chief Medical Officer and Director	February 22, 2018
Eugene A. Bauer

/s/ David E. Cohen, M.D., M.P.H.	Director	February 22, 2018
David E. Cohen, M.D., M.P.H.

/s/ Fred B. Craves	Lead Independent Director	February 22, 2018
Fred B. Craves

/s/ Matthew K. Fust	Director	February 22, 2018
Matthew K. Fust

/s/ Mark D. Mcdade	Director	February 22, 2018
Mark D. McDade

/s/ Jake R. Nunn	Director	February 22, 2018
Jake R. Nunn

/s/ William R. Ringo	Director	February 22, 2018
William R. Ringo

/s/ Kathleen Sebelius	Director	February 22, 2018
Kathleen Sebelius