Form 10-Q
period 2018-03-31
Dermira, Inc.
filed 2018-05-03
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, the registrant had 41,847,981 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,568	$295,923
Short-term investments	207,225	255,070
Collaboration receivables	57	52
Prepaid expenses and other current assets	6,237	5,569
Total current assets	502,087	556,614
Property and equipment, net	1,500	1,433
Intangible assets	—	1,126
Goodwill	771	771
Restricted cash	801	800
Other assets	698	50
Total assets	$505,857	$560,794
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,580	$15,094
Accrued liabilities	24,616	25,115
Refund liability	10,000	10,000
Accrued payments related to acquired in-process research and development	51,802	50,161
Deferred revenue, current	80	4,988
Total current liabilities	97,078	105,358
Long-term liabilities:
Deferred revenue, non-current	—	25,286
Convertible notes, net	279,847	279,389
Deferred tax liability	—	194
Other long-term liabilities	1,059	918
Total liabilities	377,984	411,145
Stockholders’ equity:
Common stock	42	42
Additional paid-in capital	710,926	703,215
Accumulated other comprehensive loss	(343)	(215)
Accumulated deficit	(582,752)	(553,393)
Total stockholders’ equity	127,873	149,649
Total liabilities and stockholders’ equity	$505,857	$560,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Collaboration and license revenue	$299	$1,066
Operating expenses:
Research and development	25,591	19,860
General and administrative	30,510	11,326
Impairment of intangible assets	1,126	—
Total operating expenses	57,227	31,186
Loss from operations	(56,928)	(30,120)
Interest and other income, net	1,734	611
Interest expense	(4,254)	—
Loss before taxes	(59,448)	(29,509)
Benefit for income taxes	194	—
Net loss	$(59,254)	$(29,509)
Net loss per share, basic and diluted	$(1.42)	$(0.79)
Weighted-average common shares used to compute net loss per share, basic and diluted	41,827	37,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(59,254)	$(29,509)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(128)	77
Total comprehensive loss	$(59,382)	$(29,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(59,254)	$(29,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	81
Stock-based compensation	7,514	4,615
Amortization of discount for payments related to acquired in-process research and development	1,641	—
Net amortization of premiums on available-for-sale securities	280	610
Amortization of convertible note discount and issuance costs	458	—
Impairment of intangible assets	1,126	—
Changes in assets and liabilities:
Collaboration receivables	(5)	10,700
Prepaid expenses and other current assets	(507)	3,025
Other assets	(648)	22
Accounts payable	(4,351)	(8,094)
Accrued liabilities	(809)	(5,598)
Other long-term liabilities	141	191
Deferred revenue	(299)	(1,066)
Deferred taxes	(194)	—
Net cash used in operating activities	(54,792)	(25,023)
Cash flows from investing activities
Purchases of available-for-sale securities	(48,874)	(55,222)
Maturities of available-for-sale securities	96,150	57,861
Purchase of property and equipment	(35)	(35)
Net cash provided by investing activities	47,241	2,604
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	—	182,543
Net proceeds from issuance of common stock in connection with equity awards	197	—
Net cash provided by financing activities	197	182,543
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,354)	160,124
Cash and cash equivalents and restricted cash at beginning of year	296,723	42,293
Cash and cash equivalents and restricted cash at end of period	$289,369	$202,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our pipeline includes two late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (excessive underarm sweating beyond what is needed for normal body temperature regulation); and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. We are headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. See “Recent Accounting Pronouncements” below for discussion of our adoption of the new revenue recognition guidance.

The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the SEC on February 22, 2018.

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

Restricted Cash

Restricted cash primarily consists of letters of credit collateralized by a money market account pursuant to certain lease agreements. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$295,923	$288,568	$41,793	$201,917
Restricted cash	800	801	500	500
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$296,723	$289,369	$42,293	$202,417

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606” or “ASU 2014-09”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but continue to be accounted for and presented under Topic 605.

The following paragraphs in this section describe our revenue recognition accounting polices under Topic 606 upon adoption on January 1, 2018. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for revenue recognition accounting policies under Topic 605.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.

Under certain collaborative arrangements, we have been reimbursed for a portion of our research and development (“R&D”) expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with our collaboration partner, we record these reimbursements as a reduction of R&D expense in our consolidated statements of operations.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of March 31,
	2018	2017
Stock options to purchase common stock	7,387	5,461
Shares subject to outstanding restricted stock units	574	348
Estimated shares issuable under the employee stock purchase plan	193	61
Shares issuable upon conversion of convertible notes	8,110	—
	16,264	5,870

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. We adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the three months ended March 31, 2018 and 2017 did not change as a result of adopting ASU 2016-18.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. We expect the implementation of Topic 842 to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $22.7 million as of March 31, 2018. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

As noted above, effective January 1, 2018, we adopted Topic 606. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. As part of our adoption efforts, we have completed the assessment of our collaboration and license agreements under Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $29.9 million, to reflect the impact of the adoption of Topic 606. The cumulative adjustment relates primarily to our agreements with Maruho Co., Ltd. (“Maruho”) which are described further in Note 7 Collaboration and License Agreements.

Below is a summary of the affected line items of the condensed consolidated balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue, current	$4,988	$(4,609)	$379
Deferred revenue, non-current	25,286	(25,286)	—
Accumulated deficit	$(553,393)	$29,895	$(523,498)

As a result of adopting Topic 606 on January 1, 2018 under the modified retrospective method, we did not revise the comparative financial statements for the prior years as if Topic 606 had been effective for those periods. Below is disclosure of what our collaboration and license revenue would have been in the three months ended March 31, 2018 under Topic 605 (in thousands):

	For the period ended March 31, 2018
	As Reported	Amount under Topic 605	Effect of Change
Statement of Operations
Collaboration and license revenue	$299	$1,518	$(1,219)

The adoption of Topic 606 did not have a significant impact on our net loss per share.

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of March 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$208,455	$—	$—	$208,455
U.S. Treasury securities	Level 1	7,975	—	(12)	7,963
Corporate debt	Level 2	156,200	—	(299)	155,901
Repurchase agreements	Level 2	42,500	—	—	42,500
U.S. Government agency securities	Level 2	23,565	—	(32)	23,533
Commercial paper	Level 2	54,973	—	—	54,973
Total investments		$493,668	$—	$(343)	$493,325

		As of December 31, 2017
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$187,649	$—	$—	$187,649
U.S. Treasury securities	Level 1	13,968	—	(5)	13,963
Corporate debt	Level 2	189,287	2	(194)	189,095
Repurchase agreements	Level 2	60,500	—	—	60,500
U.S. Government agency securities	Level 2	25,466	—	(18)	25,448
Commercial paper	Level 2	71,864	—	—	71,864
Total investments		$548,734	$2	$(217)	$548,519

As of March 31, 2018, we did not hold any investments with a maturity exceeding one year. We do not intend to sell the securities that are in an unrealized loss position and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of March 31, 2018 were temporary in nature.

The estimated fair value of our Notes was $227.9 million as of March 31, 2018 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Notes as of March 31, 2018.

See Note 7 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued outside research and development services	$9,518	$9,065
Accrued compensation	5,313	9,427
Accrued professional and consulting services	6,236	4,411
Accrued interest	3,258	1,102
Other	291	1,110
Total accrued liabilities	$24,616	$25,115

5. Impairment of in-process research and development

In connection with the acquisition of Valocor Therapeutics, Inc. (“Valocor”) in 2011, we acquired intangible assets that were associated with in-process research and development (“IPR&D”) projects relating to preclinical product candidates. These assets are considered to be indefinite‑lived and are not amortized, but are tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, the associated assets would be deemed finite‑lived and would then be amortized based on their respective estimated useful lives. In March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. We determined that the intangible assets related to this product candidate were considered to be impaired and recorded an impairment charge of $1.1 million to IPR&D in the condensed consolidated statements of operations during the three months ended March 31, 2018.

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

As of March 31, 2018, there were unamortized issuance costs and debt discounts of $7.7 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Collaboration and License Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which would be credited against certain payments payable by Maruho to us if we were to enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. We concluded that there are no remaining performance obligations under Topic 606 as of the date of the adoption. As a result, a cumulative adjustment to reduce deferred revenue of $10.0 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of March 31, 2018, we do not have a deferred revenue balance related to the Maruho Right of First Negotiation Agreement on the condensed consolidated balance sheets.

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

Under Topic 606, we evaluated the terms of the Maruho G.T. Agreement and the transfer of intellectual property rights (the “license”) was identified as the only performance obligation as of the inception of the agreement. We concluded that the license for the intellectual property was distinct from our ongoing manufacturing obligations. We further determined that the transaction price under the arrangement was comprised of the $25.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of our evaluation of the development and regulatory milestones constraint, we determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. We will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur. Future potential milestone amounts would be recognized as revenue from collaboration arrangements, if unconstrained. Reimbursable program costs are recognized proportionately with the performance of the underlying services or delivery of drug substance and are accounted for as reductions to R&D expense and are excluded from the transaction price.

Unless earlier terminated, the Maruho G.T. Agreement will remain in effect until the later of: (1) expiration or abandonment of the last valid claim of the applicable patent rights in Japan; (2) expiration of any market exclusivity in Japan granted by the applicable regulatory authority; and (3) 15 years following the date of the first commercial sale of the drug product in Japan.

Under Topic 606, the entire transaction price of $25.0 million was allocated to the license performance obligation. The license was deemed to be delivered in 2016 in connection with the execution of the agreement and the performance obligation was fully satisfied. As a result, a cumulative adjustment to reduce deferred revenue of $19.6 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of March 31, 2018, we do not have a deferred revenue balance related to the Maruho G.T. Agreement on the condensed consolidated balance sheets.

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

Under Topic 606, we evaluated the terms of the Transition Agreement and the transition services were identified as the only performance obligation as of the inception of the agreement. We further determined that the transaction price under the arrangement was comprised of $1.0 million, representing the net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB. The future potential $39.0 million milestone amount was not included in the transaction price, as it was determined to be constrained. The $1.0 million transaction price is being recognized as revenue as the transition services are performed. For the three months ended March 31, 2018, we recognized $0.3 million in revenue in our condensed consolidated statement of operations related to UCB. As of March 31, 2018, there is a deferred revenue balance of $80.0 thousand related to UCB, which will be recognized as the remaining transition services are performed during the second quarter of 2018.

In-license Agreements

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

We determined that the acquired IPR&D related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the payments due in 2018 totaling $55.0 million. The payments due in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of March 31, 2018, on the condensed consolidated balance sheets, we recorded $51.8 million to accrued liabilities related to acquired in-process research and development, current, for the $25.0 million and $30.0 million payments due by September 2018 and December 2018, respectively. The remaining milestone payments will be recognized when the contingency related to each milestone is resolved and the consideration is paid or becomes payable.

8. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2017 through March 31, 2018:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2017	6,022	$19.15
Stock options granted	1,541	$27.33
Stock options exercised	(44)	$4.48
Stock options forfeited	(132)	$28.53
Stock options outstanding at March 31, 2018	7,387	$20.78

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2017 through March 31, 2018:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2017	296	$30.81
RSUs granted	301	$27.60
RSUs vested and settled	(6)	$28.61
RSUs forfeited	(16)	$30.37
RSUs outstanding at March 31, 2018	575	$29.16

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$2,853	$1,796
General and administrative	4,661	2,819
Total stock-based compensation expense	$7,514	$4,615

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included as part of our Annual Report on Form 10-K for the year ended December 31, 2017, and our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2018 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify and develop leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our pipeline includes two late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis, (excessive underarm sweating beyond what is needed for normal body temperature regulation); and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis.

Our two late-stage product candidates are:

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

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2017:

Glycopyrronium Tosylate

•	Presented in February 2018 data from the ATMOS-1 and ATMOS-2 Phase 3 trials highlighting the safety and efficacy of glycopyrronium tosylate in pediatric patients with axillary hyperhidrosis.

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

Olumacostat Glasaretil

•

Announced in March 2018 that the investigational treatment olumacostat glasaretil (formerly DRM01) did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we expect to discontinue the program.

Other

•

Terminated the collaboration with UCB Pharma S.A., (“UCB”) in February 2018 pursuant to a transition agreement (“Transition Agreement”) announced in November 2017. The Transition Agreement provided for an orderly transition of activities under the development and commercialisation agreement between us and UCB, dated March 21, 2014 (“UCB Agreement”), which provided for the development and commercialization of Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor for the treatment of psoriasis.

Financial Overview

For the three months ended March 31, 2018, net loss increased 101% to $59.3 million from $29.5 million for the same period in 2017. Research and development expenses increased 29% to $25.6 million for the three months ended March 31, 2018 compared to the same period in 2017, driven primarily by headcount growth and associated expenses. General and administrative expenses increased 169% to $30.5 million for the three months ended March 31, 2018 compared to the same period in 2017, driven primarily by headcount growth and associated expenses, as well as expenses related to commercial readiness activities. We also recorded an impairment charge of $1.1 million against intangible assets for the three months ended March 31, 2018 related to our olumacostat glasaretil product candidate.

As of March 31, 2018, we had cash and investments of $495.8 million.

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

We have never been profitable and may never be profitable. As of March 31, 2018, we had an accumulated deficit of $582.8 million. We expect to incur significant costs to build out our infrastructure and prepare for our first product launch in advance of any of our product candidates receiving regulatory approval. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ( “Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but continue to be accounted for and presented under Topic 605.

The following paragraphs in this section describe our revenue recognition accounting polices under Topic 606 upon adoption on January 1, 2018. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for revenue recognition accounting policies under Topic 605.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaborative arrangements.

Under certain collaborative arrangements, we have been reimbursed for a portion of our research and development (“R&D”) expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with our collaboration partner, we record these reimbursements as a reduction of R&D expense in our consolidated statements of operations.

Results of Operations

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$299	$1,066	$(767)	-72%
Operating expenses:
Research and development	25,591	19,860	5,731	29
General and administrative	30,510	11,326	19,184	169
Impairment of intangible assets	1,126	—	1,126	*
Total operating expenses	57,227	31,186	26,041	84
Loss from operations	(56,928)	(30,120)	(26,808)	89
Interest and other income, net	1,734	611	1,123	184
Interest expense	(4,254)	—	(4,254)	*
Loss before taxes	(59,448)	(29,509)	(29,939)	101
Benefit for income taxes	(194)	—	(194)	*
Net loss	$(59,254)	$(29,509)	$(29,745)	101%

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of payments in connection with the Transition Agreement with UCB and our exclusive license agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”).

We recognized $0.3 million in collaboration and license revenue for the three months ended March 31, 2018 pursuant to the Transition Agreement with UCB. We recognized $1.1 million in collaboration and license revenue for the three months ended March 31, 2017 related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement. The decrease in revenue was due to the adoption of Topic 606. Collaboration and license revenue for the three months ended March 31, 2018 under Topic 605 would have been $1.5 million.

Research and Development.  Research and development expenses include external costs incurred for the development of our product candidates, including third-party expenses necessary for clinical studies and manufacturing, and internal expenses consisting primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions. We track external research and development costs incurred for each of our product candidates. We do not track our internal research and development costs by product candidate, as these costs are typically spread across multiple product candidates. We expense research and development costs as they are incurred.

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Three Months Ended
	March 31,	March 31,
	2018	2018	2017	$ Change
	(in thousands)
External costs incurred by product candidate:
Glycopyrronium tosylate[1]	Phase 3 Complete	$3,358	$3,149	$209
Lebrikizumab[2]	Phase 2	2,804	—	2,804
Cimzia[3]	Phase 3	75	3,433	(3,358)
Olumacostat glasaretil[4]	Phase 3	6,777	5,676	1,101
Other external research and development expenses		1,570	148	1,422
Internal costs		11,007	7,454	3,553
Total research and development expenses		$25,591	$19,860	$5,731

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

3.

In November 2017, we entered into the Transition Agreement with UCB, which provided for an orderly transition of the development and commercialization activities through June 2018 under the UCB Agreement and terminated the collaboration on February 15, 2018.

4.

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we expect to discontinue the program.

Research and development expenses increased $5.7 million, or 29%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $3.9 million increase related to growth in clinical trial activities for our lebrikizumab and olumacostat glasaretil product candidates and a $3.6 million increase in internal costs related to headcount growth and associated expenses, offset by a $3.4 million decrease in clinical trial activities for our Cimzia product candidate.

We expect our near term research and development expenses to be comparable to recent historical levels and to begin to decrease if and when we receive regulatory approval of our glycopyrronium tosylate product candidate. Future manufacturing costs may qualify for capitalization as inventory and will be subsequently expensed as costs of goods sold when that inventory is sold. The timing and amount of future research and development expenses incurred will depend upon FDA approval of our glycopyrronium tosylate product candidate and the timing and outcomes of current or future clinical studies and associated manufacturing activities for our lebrikizumab product candidate and new product candidates resulting from our early-stage research programs or business development activities.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions, including our sales and marketing and medical affairs functions. Other general and administrative expenses include professional fees for audit, tax, legal, market research and commercial planning services.

General and administrative expenses increased $19.2 million, or 169%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a $9.5 million increase in external costs to prepare for the commercial launch of glycopyrronium tosylate and an $8.7 million increase in internal costs related to headcount growth and associated expenses.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, increase our headcount, build out our infrastructure and prepare for, and if approved, execute on the commercial launch of glycopyrronium tosylate.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of March 31, 2018, we had $287.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2022 outstanding.

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

In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of March 31, 2018, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

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

As of March 31, 2018, we had $495.8 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to acquire in-process research and development projects. As of March 31, 2018, we had an accumulated deficit of $582.8 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue, and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(54,792)	$(25,023)
Investing activities	47,241	2,604
Financing activities	197	182,543
Net increase (decrease) in cash and cash equivalents and restricted cash	$(7,354)	$160,124

Operating Activities.  Net cash used in operating activities was $54.8 million for the three months ended March 31, 2018 and consisted of a net loss of $59.3 million and a $6.7 million increase in net operating assets, offset by $11.1 million in non-cash charges. The increase in net operating assets consisted primarily of a $4.4 million decrease in accounts payable, a $0.8 million decrease in accrued liabilities, a $0.6 million increase in other assets and a $0.5 million increase in prepaid expenses and other current assets. Non-cash charges included $7.5 million of stock-based compensation expense, $1.6 million of net amortization of premiums on available-for-sale securities and $1.1 million of impairment of intangible assets related to olumacostat glasaretil. Net cash used in operating activities was $25.0 million for the three months ended March 31, 2017 and consisted of a net loss of $29.5 million and a $0.8 million increase in net operating assets, partially offset by $5.3 million in non-cash charges. The increase in net operating assets consisted primarily of an $8.1 million decrease in accounts payable, a $5.6 million decrease in accrued liabilities and a $1.1 million decrease in deferred revenue. These changes were partially offset by a $10.7 million decrease in collaboration receivables attributable to the receipt of the third milestone payment from UCB, which was recognized in the fourth quarter of 2016, and a $3.0 million decrease in prepaid expenses and other current assets. Non-cash charges included $4.6 million of stock-based compensation expense and $0.6 million of net amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash provided by investing activities for the three months ended March 31, 2018 was $47.2 million, which resulted primarily from proceeds from maturities of investments of $96.2 million, partially offset by purchases of investments of $48.9 million. Net cash provided by investing activities for the three months ended March 31, 2017 was $2.6 million, which resulted primarily from proceeds from maturities of investments of $57.9 million, partially offset by purchases of investments of $55.2 million.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2018 was $0.2 million. Net cash provided by financing activities for the three months ended March 31, 2017 was $182.5 million, which resulted primarily from net proceeds of $181.5 million from our underwritten public offering in March 2017.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and investments on hand as of March 31, 2018 are sufficient to meet our anticipated cash requirements into the second half of 2019 and to: commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act, and do not have any holdings in variable interest entities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our pipeline includes two late-stage product candidates that could have a profound impact on the lives of patients: glycopyrronium tosylate (formerly DRM04), for which a New Drug Application (“NDA”) is under review by the U.S. Food and Drug Administration (“FDA”) for the treatment of primary axillary hyperhidrosis (underarm sweating beyond what is needed for normal body temperature regulation); and lebrikizumab, in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our late-stage product candidates. In the future, we may also become dependent on other product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $59.3 million and $29.5 million for the three months ended March 31, 2018 and 2017, respectively, and of $303.3 million and $89.1 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, we had an accumulated deficit of $582.8 million.

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

As of March 31, 2018, we had capital resources consisting of cash and investments of $495.8 million. We will continue to expend substantial cash resources for the foreseeable future for the clinical development and potential commercialization of our product candidates and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that our existing cash and investments as of March 31, 2018 are sufficient to meet our anticipated cash requirements into the second half of 2019 and to: commercialize our glycopyrronium tosylate product candidate, assuming that we receive the necessary regulatory approvals; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the development and potential commercialization of all of our current product candidates, glycopyrronium tosylate and lebrikizumab, exceed our existing cash and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

In the case of our topical product candidates, we are seeking to deliver sufficient concentrations of the active pharmaceutical ingredient (“API”) through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. As a result, safety and efficacy can be difficult to establish. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the dosage form for glycopyrronium tosylate is a drug substance-saturated wipe, and we are not aware of previous FDA approvals of prescription drug wipes. In addition, it is possible that the FDA may require more exposure of individuals to glycopyrronium tosylate than we have collected in our safety database. If we are required to expose additional individuals to glycopyrronium tosylate in order to establish a safety database sufficient for approval, approval of glycopyrronium tosylate, if at all, could be delayed and our costs could increase.

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, in March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older notwithstanding earlier clinical trials. Based on these results, we expect to discontinue the development program. Furthermore, if additional clinical trials of glycopyrronium tosylate for the treatment of primary axillary hyperhidrosis are required, and we experience delays in the completion of, or if we terminate, the clinical trials, our business, financial condition, operating results and prospects would be adversely affected.

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

To gain approval to market a new drug such as glycopyrronium tosylate or a biologic product such as lebrikizumab, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of new drug products and biologic products involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. For example, in one of the two glycopyrronium tosylate Phase 3 trials, glycopyrronium tosylate demonstrated statistically significant results compared to vehicle for the objective measurement of sweat production only following exclusion of extreme outlier data from one analysis center in accordance with the pre-specified statistical analysis plan submitted to the FDA. The FDA may determine that we did not achieve statistically significant results for this objective measurement in this trial and may require us to conduct an additional Phase 3 study as a result of the extreme outlier data, and approval of glycopyrronium tosylate, if at all, could be delayed and our costs would increase. Further, as one of the primary assessments of efficacy in our glycopyrronium tosylate Phase 3 trials, we used a new patient-reported outcome assessment (“PRO”), the Axillary Sweating Daily Diary, the sweating severity item of which was validated in our Phase 2 clinical program to assess efficacy in a subjective manner. This PRO has not been previously used in an NDA filing to support potential approval of a product and the FDA may determine that is not sufficient to support approval.

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

We have never obtained approval of a BLA or an NDA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our product candidates. Failure to successfully prepare or obtain approval of a BLA or an NDA submission or equivalent foreign filing in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Obtaining approval of a BLA or an NDA submission or equivalent foreign filing involves complicated processes. Although our employees have obtained approvals for BLAs and NDAs in the past while employed at other companies, we as a company have not obtained approvals of BLAs, NDAs or equivalent foreign filings. As a result, such activities may require more time and cost more than we anticipate. Failure to complete or obtain, or delays in completing or obtaining, approval of our NDA and BLA submissions for glycopyrronium tosylate or lebrikizumab, respectively, would prevent us from or delay us in commercializing our product candidates in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance

Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

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

We have conducted and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, our Phase 3 clinical program for glycopyrronium tosylate was conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. Our ability to develop our product candidates depends, and our ability to commercially supply our products will depend, in part, on our ability to successfully manufacture drug substance and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates. See also “—We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.”)

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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of our products or development of product candidates indefinitely, adversely impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved, and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any interruption in the supply of a drug substance or other material or in the manufacture of a finished product could have a material adverse effect on our business, financial condition, operating results and prospects.

We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs. We and our contract suppliers and manufacturers continue to improve production processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. While we attempt to build in certain contractual obligations on such third-party suppliers and manufacturers, we may not be able to ensure that such third parties comply with these obligations. Depending on the extent of any difficulties encountered, we could experience an interruption in clinical or commercial supply, with the result that the development, regulatory approval or commercialization of our product candidates may be delayed or interrupted. Third-party suppliers and manufacturers may have the ability to increase the price payable by us for the supply of the drug substance and other substances and materials used in our product candidates, in some cases without our consent. In addition, our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

As we prepare for potential commercialization, we have completed the scale-up of production of our drug substances and our glycopyrronium tosylate product candidate, and may consider further scale-up and transferring production to new third-party suppliers or manufacturers. If any of our product candidates is approved for sale, our contract manufacturers and suppliers will need to produce the resulting drug product and its components reliably in large quantities, cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any products in a timely or cost-effective manner or at all. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the drug substance or the finished product. If our third-party contractors are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality or we are unable to successfully transfer the processes on a timely basis, the commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects.

We do not have direct control over the ability of our contract suppliers and manufacturers to maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. Although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMPs for production of both drug substance and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of any product or product candidate is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could cause a delay or termination of preclinical studies, clinical trials or regulatory submissions or approvals of our product candidates, and could entail higher costs or result in our being unable to effectively commercialize our approved products on a timely basis, or at all.

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

Additionally, the Roche Agreement provides that, subject to certain requirements, Roche has the right to transfer its drug substance manufacture and supply responsibilities to us at any time. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute clinical or commercial quantities of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we will incur added costs in qualifying a contract manufacturer to manufacture and supply the drug substance. There can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all, or that a seamless transfer of technology would occur from Roche to the contract manufacturer.

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

Manufacturing and supply of the drug substance and other substances and materials used in our product candidates and finished drug products is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Manufacturing and supply of drug substance, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product candidates and can impede, delay, limit or prevent the successful development and commercialization of our product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•	failure of our manufacturers to follow cGMP requirements or mishandling of product while in production or in preparation for transit;
•	inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency and stability;
•	inability of our suppliers and manufacturers to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
•	difficulty in establishing optimal production, storage, packaging and shipment methods and processes;
•	challenges in designing effective drug delivery devices and techniques;
•	transportation and import/export risk, particularly given the global nature of our supply chain;
•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;
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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of our board of directors, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Technical Operations Officer, Christopher Horan; our Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; our Chief Commercial Officer, Lori Lyons-Williams; and our Senior Vice President, Corporate Development and Strategy, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies. For example, following our announcement that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older, the value of our common stock decreased significantly, which may adversely impact our ability to attract and retain employees.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may particularly affect the profitability of our early-stage product candidates. The issued U.S. patents relating to glycopyrronium tosylate and lebrikizumab will expire between 2020 and 2037.

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

During the period between January 1, 2016 and April 23, 2018, the closing sale price of our common stock on The NASDAQ Global Select Market ranged from $7.12 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

Significant past or future decreases in the stock price of our common stock could subject us to securities litigation, which is expensive and could divert management attention, and could adversely impact our ability to raise additional capital to fund our operations.

The market price of our common stock has been volatile.  For example, following our announcement that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older, the value of our common stock decreased significantly. Many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.  Additionally, the volatility in the market price of our common stock could adversely impact our ability to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities. See also “—We have had significant and increasing operating expenses and we will require substantial additional financing to achieve our goals, which we may not be able to obtain when needed and on acceptable terms, or at all. We have a history of losses and may not be able to achieve or maintain profitability, which could cause our business and operating results to suffer.”

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

As of March 31, 2018, we had 41,847,981 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 47% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of March 31, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

As of March 31, 2018, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of March 31, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 3, 2018.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)