Form 10-Q
period 2018-06-30
Dermira, Inc.
filed 2018-08-06
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, the registrant had 42,026,390 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,307	$295,923
Short-term investments	260,620	255,070
Collaboration receivables	56	52
Inventory	102	—
Prepaid expenses and other current assets	10,233	5,569
Total current assets	447,318	556,614
Property and equipment, net	1,395	1,433
Long-term investments	35,567	—
Intangible assets	1,000	1,126
Goodwill	771	771
Restricted cash	801	800
Other assets	593	50
Total assets	$487,445	$560,794
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,345	$15,094
Accrued liabilities	24,561	25,115
Refund liability	2,820	10,000
Accrued payments related to acquired in-process research and development	53,921	50,161
Deferred revenue, current	—	4,988
Total current liabilities	93,647	105,358
Long-term liabilities:
Deferred revenue, non-current	—	25,286
Convertible notes, net	280,305	279,389
Deferred tax liability	—	194
Other long-term liabilities	1,046	918
Total liabilities	374,998	411,145
Stockholders’ equity:
Common stock	42	42
Additional paid-in capital	719,259	703,215
Accumulated other comprehensive loss	(170)	(215)
Accumulated deficit	(606,684)	(553,393)
Total stockholders’ equity	112,447	149,649
Total liabilities and stockholders’ equity	$487,445	$560,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$39,080	$1,066	$39,379	$2,132
Operating expenses:
Research and development	19,545	25,978	45,136	45,838
General and administrative	40,770	13,587	71,280	24,913
Impairment of intangible assets	—	—	1,126	—
Total operating expenses	60,315	39,565	117,542	70,751
Loss from operations	(21,235)	(38,499)	(78,163)	(68,619)
Interest and other income, net	2,037	1,253	3,771	1,864
Interest expense	(4,734)	(1,320)	(8,988)	(1,320)
Loss before taxes	(23,932)	(38,566)	(83,380)	(68,075)
Benefit for income taxes	—	—	194	—
Net loss	$(23,932)	$(38,566)	$(83,186)	$(68,075)
Net loss per share, basic and diluted	$(0.57)	$(0.93)	$(1.99)	$(1.73)
Weighted-average common shares used to compute net loss per share, basic and diluted	41,922	41,553	41,875	39,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(23,932)	$(38,566)	$(83,186)	$(68,075)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	173	(36)	45	41
Total comprehensive loss	$(23,759)	$(38,602)	$(83,141)	$(68,034)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(83,186)	$(68,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	166
Stock-based compensation	14,820	9,719
Amortization of discount for payments related to acquired in-process research and development	3,760	—
Net amortization of premiums on available-for-sale securities	357	1,342
Amortization of convertible note discount and issuance costs	916	230
Impairment of intangible assets	1,126	—
Changes in assets and liabilities:
Collaboration receivables	(4)	21,400
Inventory	(102)	—
Prepaid expenses and other current assets	(3,707)	3,534
Other assets	(543)	43
Accounts payable	(2,697)	(5,024)
Accrued liabilities	(1,238)	(1,365)
Refund liability	(7,180)	—
Other long-term liabilities	128	201
Deferred revenue	(379)	(2,132)
Deferred taxes	(194)	—
Net cash used in operating activities	(77,879)	(39,961)
Cash flows from investing activities
Purchases of available-for-sale securities	(233,001)	(164,601)
Maturities of available-for-sale securities	190,615	119,527
Purchase of property and equipment	(574)	(42)
Net cash used in investing activities	(42,960)	(45,116)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	—	181,537
Net proceeds from issuance of convertible notes	—	278,238
Net proceeds from issuance of common stock in connection with equity awards	1,224	1,817
Net cash provided by financing activities	1,224	461,592
Net increase (decrease) in cash and cash equivalents and restricted cash	(119,615)	376,515
Cash and cash equivalents and restricted cash at beginning of year	296,723	42,293
Cash and cash equivalents and restricted cash at end of period	$177,108	$418,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology clinical programs. Our approved product, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is an anticholinergic indicated for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in sweating beyond what is needed for normal body temperature regulation. We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research programs in other areas of dermatology. We are headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. See “Recent Accounting Pronouncements” below for discussion of our adoption of the new revenue recognition guidance.

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

Restricted Cash

Restricted cash primarily consists of letters of credit collateralized by a money market account pursuant to certain lease and sublease agreements. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$295,923	$176,307	$41,793	$418,308
Restricted cash	800	801	500	500
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$296,723	$177,108	$42,293	$418,808

Inventory

Inventory consists of raw materials, work-in-process and finished goods. Inventory costs are determined using the lower of standard cost, which approximates the actual costs determined using the first-in, first-out basis, or net realizable value. Standard costs are reviewed and updated annually or as needed. We expense costs associated with the manufacture of our products prior to regulatory approval and capitalize the cost of inventory when there is a high probability of future economic benefit. We began capitalizing the cost of inventory related to QBREXZA in the second quarter of 2018, the period in which we received regulatory approval to market the product. We are expensing costs associated with the manufacture of our lebrikizumab product candidate.

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the consolidated balance sheets. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of June 30,
	2018	2017
Stock options to purchase common stock	7,374	5,683
Shares subject to outstanding restricted stock units	1,544	367
Estimated shares issuable under the employee stock purchase plan	446	134
Shares issuable upon conversion of convertible notes	8,110	8,110
	17,474	14,294

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. We adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the six months ended June 30, 2018 and 2017 did not change as a result of adopting ASU 2016-18.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. We expect the implementation of Topic 842 to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $21.6 million as of June 30, 2018. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

As noted above, effective January 1, 2018, we adopted Topic 606. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. As part of our adoption efforts, we completed the assessment of our collaboration and license agreements under Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $29.9 million, to reflect the impact of the adoption of Topic 606. The cumulative adjustment related primarily to our agreements with Maruho Co., Ltd. (“Maruho”) which are described further in Note 7 Collaboration and License Agreements.

Below is a summary of the affected line items of the condensed consolidated balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue, current	$4,988	$(4,609)	$379
Deferred revenue, non-current	25,286	(25,286)	—
Accumulated deficit	$(553,393)	$29,895	$(523,498)

As a result of adopting Topic 606 on January 1, 2018 under the modified retrospective method, we did not revise the comparative financial statements for the prior years as if Topic 606 had been effective for those periods. Below is disclosure of what our collaboration and license revenue would have been in the three and six months ended June 30, 2018 under Topic 605 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Statement of Operations
Collaboration and license revenue	$39,080	$40,338	$(1,258)	$39,379	$41,856	$(2,477)

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of June 30, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$66,588	$—	$—	$66,588
U.S. Treasury securities	Level 1	118,177	10	(9)	118,178
Corporate debt	Level 2	158,740	1	(156)	158,585
Repurchase agreements	Level 2	53,000	—	—	53,000
U.S. Government agency securities	Level 2	14,560	—	(16)	14,544
Commercial paper	Level 2	59,334	—	—	59,334
Total investments		$470,399	$11	$(181)	$470,229

		As of December 31, 2017
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$187,649	$—	$—	$187,649
U.S. Treasury securities	Level 1	13,968	—	(5)	13,963
Corporate debt	Level 2	189,287	2	(194)	189,095
Repurchase agreements	Level 2	60,500	—	—	60,500
U.S. Government agency securities	Level 2	25,466	—	(18)	25,448
Commercial paper	Level 2	71,864	—	—	71,864
Total investments		$548,734	$2	$(217)	$548,519

As of June 30, 2018, we did not hold any investments with a maturity exceeding two years or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of June 30, 2018 were temporary in nature.

The estimated fair value of our convertible notes was $236.8 million as of June 30, 2018 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of June 30, 2018.

See Note 7 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued outside research and development services	$7,535	$9,065
Accrued compensation	6,746	9,427
Accrued professional and consulting services	7,848	4,411
Accrued interest	1,102	1,102
Other	1,330	1,110
Total accrued liabilities	$24,561	$25,115

5. Impairment of in-process research and development

In connection with the acquisition of Valocor Therapeutics, Inc. (“Valocor”) in 2011, we acquired intangible assets that were associated with in-process research and development (“IPR&D”) projects relating to preclinical product candidates. These assets are considered to be indefinite‑lived and are not amortized, but are tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, the associated assets would be deemed finite‑lived and would then be amortized based on their respective estimated useful lives. In March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. We determined that the intangible assets related to this product candidate were considered to be impaired and recorded an impairment charge of $1.1 million to IPR&D in the condensed consolidated statements of operations during the first quarter of 2018.

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

As of June 30, 2018, there were unamortized issuance costs and debt discounts of $7.2 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Collaboration and License Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which would be credited against certain payments payable by Maruho to us if we were to enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. We concluded that there are no remaining performance obligations under Topic 606 as of the date of the adoption. As a result, a cumulative adjustment to reduce deferred revenue of $10.0 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of June 30, 2018, we do not have a deferred revenue balance related to the Maruho Right of First Negotiation Agreement on the condensed consolidated balance sheets.

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

Under Topic 606, the entire transaction price of $25.0 million was allocated to the license performance obligation. The license was deemed to be delivered in 2016 in connection with the execution of the agreement and the performance obligation was fully satisfied. As a result, a cumulative adjustment to reduce deferred revenue of $19.6 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of June 30, 2018, we do not have a deferred revenue balance related to the Maruho G.T. Agreement on the condensed consolidated balance sheet.

UCB Agreements

In March 2014, we and UCB Pharma S.A. (“UCB”), entered into a Development and Commercialisation Agreement, dated March 21, 2014 (“UCB Agreement”), which provided that we would (a) develop Cimzia (certolizumab pegol) for the treatment of psoriasis in order for UCB to seek regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency and the Canadian federal department for health, and (b) upon the grant of regulatory approval in the United States and Canada, promote sales of Cimzia to dermatologists and conduct related medical affairs activities in the United States and Canada. The UCB Agreement also provided either party with the right to terminate the agreement under certain terms. We expressed our intent to terminate the UCB Agreement in accordance with its terms.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for the treatment of psoriasis. We are obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period are less than $10.0 million, we will pay UCB the difference between such aggregate costs and $10.0 million. These terms replace the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia. As of June 30, 2018, we have reimbursed UCB $7.2 million for development costs incurred by UCB between January 1, 2018 and June 30, 2018 and the remaining $2.8 million payable to UCB is recorded on our condensed consolidated balance sheets as refund liability.

Under Topic 606, we evaluated the terms of the Transition Agreement and the transition services were identified as the only performance obligation as of the inception of the agreement. We further determined that the transaction price under the arrangement was comprised of $1.0 million, representing the net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB. The $1.0 million transaction price has been fully recognized as revenue as of June 30, 2018. The $39.0 million milestone amount payable upon the approval of Cimzia for the treatment of psoriasis in the United States was initially not included in the transaction price, as it was determined to be fully constrained. Upon UCB’s receipt of FDA approval of Cimzia for the treatment of psoriasis in June 2018, the $39.0 million milestone payment was included in the transaction price and fully recognized during the three months ended June 30, 2018 as all performance obligations were satisfied. For the three and six months ended June 30, 2018, we recognized $39.1 million and $39.4 million in revenue in our condensed consolidated statement of operations related to UCB. As of June 30, 2018, no other revenue will be recognized from UCB in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized.

In-license Agreements

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting interleukin 13, for atopic dermatitis and all other indications, except Roche retained certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (“Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the terms of the Roche Agreement, Roche relinquished its rights in the Retained Field, effective July 13, 2018 and all of Roche’s rights and all of our obligations with respect to the Retained Field expired. Accordingly, we have exclusive, worldwide rights to develop and commercialize lebrikizumab for all indications. Roche’s rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes remain.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and a $25.0 million payment to Roche in July 2018 upon the achievement of 50% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in June 2018, and will make an additional payment to Roche in 2018 for $30.0 million within thirty days after the earlier of December 15, 2018 or the achievement of 100% enrollment in our Phase 2 clinical study of lebrikizumab. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for all indications. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in a country in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

We determined that the acquired IPR&D related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, a $25.0 million milestone payment, which was made in July 2018, and an additional payment due in 2018 of $30.0 million. The payments due in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of June 30, 2018, on the condensed consolidated balance sheets, we recorded $53.9 million in accrued liabilities related to acquired in-process research and development for the $25.0 million paid in July 2018 and the $30.0 million payment which will become payable no later than December 15, 2018. The remaining milestone payments will be recognized when the contingency related to each milestone is resolved and the consideration is paid or becomes payable.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U LLC (“Rose U”) pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know‑how and data related to our hyperhidrosis program. The license agreement includes a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel Laboratories, Inc., a GSK company (“Stiefel”). In connection with the license agreement, we also entered into a letter agreement with Stiefel pursuant to which we assumed Rose U’s obligation to pay Stiefel $2.5 million in connection with the commercialization of products developed using the licensed data and to indemnify Stiefel for claims arising from the use, development or commercialization of products developed using the Stiefel data.

As of June 30, 2018, we have paid or accrued license and other fees of $1.8 million to Rose U and are required to pay additional amounts totaling up to $3.1 million upon the achievement of specified regulatory, commercialization and other milestones under these agreements to Rose U and Stiefel, including a $2.5 million payment due within thirty days after the first commercial sale of QBREXZA. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. We are entitled to credit the $2.5 million milestone payment against future royalty payments owed to Rose U and Stiefel in accordance with the terms of the license agreement.

8. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$—	$—
Work-in process	102	—
Finished goods	—	—
Total inventory	$102	$—

9. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2017 through June 30, 2018:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2017	6,022	$19.15
Stock options granted	2,032	$23.06
Stock options exercised	(81)	$3.36
Stock options forfeited	(599)	$27.45
Stock options outstanding at June 30, 2018	7,374	$19.73

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2017 through June 30, 2018:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2017	296	$30.81
RSUs granted	1,400	$13.18
RSUs vested and settled	(27)	$28.15
RSUs forfeited	(125)	$25.52
RSUs outstanding at June 30, 2018	1,544	$15.30

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$2,408	$2,018	$5,261	$3,814
General and administrative	4,898	3,086	9,559	5,905
Total stock-based compensation expense	$7,306	$5,104	$14,820	$9,719

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included as part of our Annual Report on Form 10-K for the year ended December 31, 2017, and our unaudited Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2018 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our approved product, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is an anticholinergic indicated for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in sweating beyond what is needed for normal body temperature regulation. We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research programs in other areas of dermatology.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic wipe that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block sweat production by inhibiting sweat gland activation. QBREXZA is expected to be commercially available in pharmacies nationwide beginning in October 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL-13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring cytokine that is thought to play an important role in mediating effects of inflammation on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retained certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (the “Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the terms of the Roche Agreement, Roche relinquished its rights in the Retained Field effective July 13, 2018 and all of Roche’s rights and all of our obligations with respect to the Retained Field expired. Accordingly, we have exclusive, worldwide rights to develop and commercialize lebrikizumab for all indications. Roche’s rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes remain. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. The study is expected to enroll approximately 275 patients ages 18 years and older. We expect to complete enrollment by the end of 2018 and announce topline results from the Phase 2b clinical trial in the first half of 2019.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since March 31, 2018:

QBREXZA

•	Results from the pivotal Phase 3 studies were published online in July 2018 in the Journal of the American Academy of Dermatology.
•

Received FDA approval in June 2018 for QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA is expected to be commercially available in pharmacies nationwide beginning in October 2018.

Lebrikizumab

•

Achieved 50% patient enrollment in the Phase 2 clinical study of lebrikizumab in June 2018, triggering a $25.0 million milestone payment, which was paid in July 2018. The clinical study is a Phase 2b dose-ranging study to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. The study is expected to enroll approximately 275 patients ages 18 years and older at sites in the United States.

Other

•

Received a payment of $39.0 million from UCB Pharma S.A. (“UCB”) in June 2018 in connection with the FDA’s approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in May 2018. The payment is pursuant to a transition agreement (“Transition Agreement”) that provided for an orderly transition of activities under the development and commercialisation agreement between us and UCB, dated March 21, 2014 (“UCB Agreement”), which provided for the development and commercialization of Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor for the treatment of psoriasis.

Financial Overview

For the three months ended June 30, 2018, net loss decreased 38% to $23.9 million from $38.6 million for the same period in 2017. Collaboration and license revenue increased by $38.0 million to $39.1 million for the three months ended June 30, 2018 compared to the same period in 2017, driven primarily by the $39.0 million revenue recognized pursuant to the Transition Agreement with UCB in connection with the FDA’s approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis. Research and development expenses decreased 25% to $19.5 million for the three months ended June 30, 2018 compared to the same period in 2017, driven primarily by a reduction in clinical trial activities. General and administrative expenses increased 200% to $40.8 million for the three months ended June 30, 2018 compared to the same period in 2017, driven primarily by expenses related to the planned commercial launch of QBREXZA, as well as headcount growth and associated expenses.

For the six months ended June 30, 2018, net loss increased 22% to $83.2 million from $68.1 million for the same period in 2017. Collaboration and license revenue increased by $37.2 million to $39.4 million for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by the $39.0 million revenue recognized pursuant to the Transition Agreement with UCB in connection with the FDA’s approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis. Research and development expenses decreased 2% to $45.1 million for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by a reduction in clinical trial activities. General and administrative expenses increased 186% to $71.3 million for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by expenses related to the planned commercial launch of QBREXZA, as well as headcount growth and associated expenses. We also recorded an impairment charge of $1.1 million against intangible assets for the six months ended June 30, 2018 related to our olumacostat glasaretil development program.

As of June 30, 2018, we had cash and investments of $472.5 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities, and providing general and administrative support for our operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities.

We have never been profitable and may never be profitable. As of June 30, 2018, we had an accumulated deficit of $606.7 million. We expect to incur significant costs to continue to build out our infrastructure, prepare for the commercial launch of QBREXZA, recently approved by the FDA for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older product, and continue to advance our lebrikizumab product candidate through clinical development. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require, and the success of our business, will be based in large part on the successful commercialization of QBREXZA. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Inventory

Inventory consists of raw materials, work-in-process and finished goods. Inventory costs are determined using the lower of standard cost, which approximates the actual costs determined using the first-in, first-out basis, or net realizable value. Standard costs are reviewed and updated annually or as needed. We expense costs associated with the manufacture of our products prior to regulatory approval and capitalize the cost of inventory when there is a high probability of future economic benefit. We began capitalizing the cost of inventory related to QBREXZA in the second quarter of 2018, the period in which we received regulatory approval to market the product. We are expensing costs associated with the manufacture of our lebrikizumab product candidate.

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the consolidated balance sheets. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. All periods prior to the adoption date of Topic 606 have not been restated to reflect the impact of the adoption of Topic 606, but continue to be accounted for and presented under Topic 605.

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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$39,080	$1,066	$38,014	*	$39,379	$2,132	$37,247	*
Operating expenses:
Research and development	19,545	25,978	(6,433)	(25)%	45,136	45,838	(702)	(2)%
General and administrative	40,770	13,587	27,183	200	71,280	24,913	46,367	186
Impairment of intangible assets	—	—	—	*	1,126	—	1,126	*
Total operating expenses	60,315	39,565	20,750	52	117,542	70,751	46,791	66
Loss from operations	(21,235)	(38,499)	17,264	(45)	(78,163)	(68,619)	(9,544)	14
Interest and other income, net	2,037	1,253	784	63	3,771	1,864	1,907	102
Interest expense	(4,734)	(1,320)	(3,414)	259	(8,988)	(1,320)	(7,668)	581
Loss before taxes	(23,932)	(38,566)	14,634	(38)	(83,380)	(68,075)	(15,305)	22
Benefit for income taxes	—	—	—	*	194	—	194	*
Net loss	$(23,932)	$(38,566)	$14,634	(38)%	$(83,186)	$(68,075)	$(15,111)	22%

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of payments in connection with the Transition Agreement with UCB and our exclusive license agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”).

We recognized $39.1 million and $39.4 in collaboration and license revenue for the three and six months ended June 30, 2018, respectively, pursuant to the Transition Agreement with UCB, consisting primarily of the $39.0 million revenue recognized in connection with the FDA’s approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis. As of June 30, 2018, no other revenue will be recognized from UCB in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized. We recognized $1.1 million and $2.1 million in collaboration and license revenue for the three and six months ended June 30, 2017, respectively, related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement in accordance with Topic 605. Collaboration and license revenue for the three and six months ended June 30, 2018 under Topic 605 would have been $40.3 million and $41.9 million, respectively.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	$ Change	2018	2017	$ Change
	(in thousands)
External costs:
QBREXZA[1]	$(814)	$2,725	$(3,539)	$2,544	$5,874	$(3,330)
Lebrikizumab[2]	3,799	—	3,799	6,603	—	6,603
Cimzia[3]	—	4,973	(4,973)	75	8,406	(8,331)
Olumacostat glasaretil[4]	3,733	9,971	(6,238)	10,510	15,647	(5,137)
Other external research and development expenses	1,407	504	903	2,977	652	2,325
Internal costs	11,420	7,805	3,615	22,427	15,259	7,168
Total research and development expenses	$19,545	$25,978	$(6,433)	$45,136	$45,838	$(702)

1.

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA is expected to be commercially available in pharmacies nationwide beginning in October 2018. During the three and six months ended June 30, 2018, we recorded a credit to research and development expense of $2.0 million related to a small business waiver fee refund from the FDA.

2.

In connection with the Roche Agreement, which became effective in September 2017, we acquired the exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications except Roche retained certain rights, including exclusive rights to develop and promote lebrikizumab in the Retained Field, and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. We initiated a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in January 2018. Pursuant to the terms of the Roche Agreement, Roche relinquished its rights in the Retained Field, effective as of July 13, 2018 and all of Roche’s rights and all of our obligations with respect to the Retained Field expired. Accordingly, we have exclusive, worldwide rights to develop and commercialize lebrikizumab for all indications. Roche’s rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes remain.

3.

In November 2017, we entered into the Transition Agreement with UCB, which provided for an orderly transition of the development and commercialization activities through June 2018 under the UCB Agreement and terminated the collaboration on February 15, 2018. Cimzia was approved by the FDA for the treatment of moderate-to-severe chronic plaque psoriasis in May 2018.

4.

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we expect to discontinue the program.

Research and development expenses decreased $6.4 million, or 25%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was primarily due to reductions in clinical trial activities totaling $11.2 million related to our olumacostat glasaretil and Cimzia development programs and $3.5 million related to QBREXZA, which were partially offset by increases of $3.8 million related to our lebrikizumab product candidate and $3.6 million in internal costs related to headcount growth and associated expenses. The $3.5 million reduction in expenses related to QBREXZA are net of a $2.0 million small business waiver fee refund from the FDA.

Research and development expenses decreased $0.7 million, or 2%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to reductions in clinical trial activities totaling $13.5 million related to our olumacostat glasaretil and Cimzia development programs and $3.3 million related to QBREXZA, which were partially offset by increases of $7.2 million in internal costs related to headcount growth and associated expenses and $6.6 million related to our lebrikizumab product candidate. The $3.3 million reduction in expenses related to QBREXZA are net of a $2.0 million small business waiver fee refund from the FDA.

We expect our near-term research and development expenses to decrease with the regulatory approval of QBREXZA and a reduction in clinical trial activities associated with other prior development programs. Manufacturing costs related to QBREXZA will be capitalized as inventory and subsequently expensed as costs of goods sold when that inventory is sold. The timing and amount of research and development expenses incurred in future years will depend upon the timing and outcomes of current or future clinical studies and associated manufacturing activities for our lebrikizumab product candidate and new product candidates resulting from our early-stage research programs or business development activities.

General and Administrative.  General and administrative expenses consist of salaries and related costs, including stock-based compensation, for personnel in our general and administrative functions, including our sales and marketing and medical affairs functions, and advertising and promotion expense, market research and commercial planning services and professional fees for audit, tax and legal services.

General and administrative expenses increased $27.2 million, or 200%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to an $18.6 million increase in external costs to prepare for the commercial launch of QBREXZA, inclusive of advertising and promotion expenses, and an $8.6 million increase in internal costs related to headcount growth and associated expenses.

General and administrative expenses increased $46.4 million, or 186%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to a $29.1 million increase in external costs to prepare for the commercial launch of QBREXZA, inclusive of advertising and promotion expenses, and a $17.3 million increase in internal costs related to headcount growth and associated expenses.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities, increase our headcount, build out our infrastructure and prepare for and execute on the commercial launch of QBREXZA.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”) in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of June 30, 2018, we had $287.5 million in aggregate principal amount of Notes outstanding.

Additionally, in February 2017, we filed an automatic shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of shares of our common stock. In March 2017, we sold 5,750,000 shares of our common stock pursuant to the automatic shelf registration statement (“2017 Public Offering”) and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In November 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of June 30, 2018, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

As of June 30, 2018, we had $472.5 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to acquire in-process research and development projects. As of June 30, 2018, we had an accumulated deficit of $606.7 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for commercialization of QBREXZA, the clinical development and potential commercialization of our current and any future product candidates we may choose to pursue and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(77,879)	$(39,961)
Investing activities	(42,960)	(45,116)
Financing activities	1,224	461,592
Net increase (decrease) in cash and cash equivalents and restricted cash	$(119,615)	$376,515

Operating Activities.  Net cash used in operating activities was $77.9 million for the six months ended June 30, 2018 and consisted of a net loss of $83.2 million and a $15.9 million increase in net operating assets, offset by $21.2 million in non-cash charges. The increase in net operating assets consisted primarily of a $7.2 million decrease in refund liability, a $3.7 million increase in prepaid expenses and other current assets, a $2.7 million decrease in accounts payable and a $1.2 million decrease in accrued liabilities. Non-cash charges included $14.8 million of stock-based compensation expense, $3.8 million of amortization of discount for payments related to acquired in-process research and development and $1.1 million of impairment of intangible assets related to olumacostat glasaretil. Net cash used in operating activities was $40.0 million for the six months ended June 30, 2017 and consisted of a net loss of $68.1 million, offset by a $16.7 million decrease in net operating assets and $11.5 million in non-cash charges. The decrease in net operating assets consisted primarily of a $21.4 million decrease in collaboration receivables attributable to the receipt of the third and fourth milestone payments from UCB, which were recognized in the fourth quarter of 2016, and a $3.5 million decrease in prepaid expenses and other current assets. These changes were partially offset by a $5.0 million decrease in accounts payable, a $2.1 million decrease in deferred revenue and a $1.4 million decrease in accrued liabilities. Non-cash charges included $9.7 million of stock-based compensation expense and $1.3 million of net amortization of premiums on available-for-sale securities.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2018 was $43.0 million, which resulted primarily from purchases of investments of $233.0 million, partially offset by proceeds from maturities of investments of $190.6 million. Net cash used in investing activities for the six months ended June 30, 2017 was $45.1 million, which resulted primarily from purchases of investments of $164.6 million, offset by proceeds from maturities of investments of $119.5 million.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2018 was $1.2 million, which resulted from net proceeds from the issuance of common stock in connection with equity awards. Net cash provided by financing activities for the six months ended June 30, 2017 was $461.6 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.2 million from the sale of the Notes.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization and commercialize any approved products. We believe that existing cash and investments on hand as of June 30, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to complete a potential Phase 3 program for lebrikizumab, to mid-2020 and to: commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

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

During the six months ended June 30, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2018, we added controls related to the commercialization of QBREXZA™ (glycopyrronium) cloth, including controls related to inventory costing and inventory management. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of QBREXZA™ (glycopyrronium) cloth

QBREXZA™ (glycopyrronium) cloth is our only approved product and the success of our business is dependent on its successful commercialization.

Our product, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), was recently approved by the U.S. Food and Drug Administration (“FDA”) for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. The success of our business will depend on the successful commercialization of QBREXZA. The commercial success of QBREXZA will depend on a number of factors, including the following:

•

our ability to build our sales team and scale our distribution capabilities (see also “—We are currently building a team of sales representatives and our distribution capabilities. If we are unable to establish effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product revenue.”);

•

the availability of formulary coverage and adequate reimbursement for QBREXZA (see also “—Our commercial success may be severely hindered if patients do not have access to our approved product from their insurers without undue restriction.”);

•

acceptance by physicians, payers and patients of the benefits, safety and efficacy of QBREXZA, including relative to alternative and competing treatments (see also “—QBREXZA may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.”);

•

a continued acceptable safety profile of QBREXZA (see also “—QBREXZA may cause undesirable side effects or have other unexpected properties that could limit its commercial profile, result in post-approval regulatory action or expose us to product liability claims, any of which may adversely impact our business, financial condition, operating results and prospects.”);

•

our ability to successfully obtain the substances and materials used in QBREXZA from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for sale (see also “—Risks Related to Our Dependence on Third Parties”); and

•

our ability to establish and enforce intellectual property rights in and to QBREXZA and avoid third-party patent interference or intellectual property infringement claims (see also “—Risks Related to Our Intellectual Property”).

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to commercialize our product, which would harm our business, financial condition, operating results and prospects.

We are currently building a team of sales representatives and our distribution capabilities. If we are unable to establish effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product revenue.

To achieve commercial success, we must continue to effectively build our commercial infrastructure, including our sales and distribution capabilities, as well as substantially expand our organization cross-functionally to enable us to execute on our commercialization goals. Factors that may inhibit our efforts to commercialize QBREXZA through our own sales organization include:

•	our inability to recruit, train and retain adequate numbers of effective sales personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe QBREXZA;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales organization.

There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel and effectively manage a geographically dispersed sales team. Recruiting and training a sales force is expensive and time consuming and could delay a product launch. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems to augment our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize QBREXZA. Even if we are able to enter into such arrangements, we will likely have little control over these third parties, and any such third party may fail to devote the necessary resources and attention to sell and market our product effectively. Any failure or delay in the development of our commercial infrastructure and sales and distribution capabilities would adversely impact the commercialization of our product. The inability to successfully commercialize our product, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

We have contracted with a third-party logistics company to warehouse QBREXZA and distribute it to wholesalers, distributors, pharmacies, hospitals and other drug suppliers that will ultimately distribute our product directly to patients. Our third-party logistics company will also provide billing, collection and returns services. This distribution network requires significant coordination with our market access, finance, quality and technical operations teams. Failure to maintain our contracts with our third-party logistics company, wholesalers, distributors, pharmacies, hospitals or other drug suppliers, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of our product. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively establish and manage the distribution process, sales of QBREXZA could be severely compromised and our business, financial condition, operating results and prospects would be harmed.

Our commercial success may be severely hindered if patients do not have access to QBREXZA from their insurers without undue restriction.

The availability of formulary coverage and adequate reimbursement from private third-party payers such as pharmacy benefit managers and commercial insurers, and to a lesser degree, governmental healthcare programs, such as Medicare and Medicaid, is critical to market acceptance and commercial success of QBREXZA, which is available only by prescription. Timely coverage and acceptable patient cost-sharing tiers for our product may be adversely affected by a number of factors, including but not limited to, increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price; changes in federal, state or foreign government regulations or private third-party payers’ reimbursement policies; consolidation and increasing assertiveness of commercial payers seeking net price reduction via drug rebates and other forms of discounts linked to the placement of QBREXZA on their formularies; and the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived pharmacoeconomic value.

A trend in the healthcare industry is cost containment. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (via formulary exclusion) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and/or challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Although private third-party payers in the United States tend to follow Medicare reimbursement policies for products which are administered in a hospital or physician office setting, no uniform policy of pharmacy benefit coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products adjudicated in a pharmacy benefit setting can differ significantly across payers. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product to each third-party payer separately, with no assurance that coverage will be obtained.

In addition, the market for QBREXZA will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and impose patient out-of-pocket cost sharing limits. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other therapeutically similar alternative is available.

Third-party payers may also seek additional evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our product for those patients. This increased requirement is seen in particular with dermatology products that are perceived by payers to treat so-called lifestyle conditions. If third-party payers believe QBREXZA does not demonstrate sufficient value, they may not cover QBREXZA or may limit access to QBREXZA.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for our product, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use QBREXZA unless coverage is established and reimbursement for their medicine from their insurer adequately covers a significant portion of the cost of our product.

Our inability to promptly obtain insurance coverage, profitable reimbursement rates or access to third-party payers’ drug formularies from private payers and, to a smaller degree, government-funded health insurance for our product could have a material adverse effect on our business, financial condition, operating results and prospects.

QBREXZA may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of QBREXZA will depend significantly on the broad adoption and use of the product by physicians and patients for the approved indication. The degree and rate of physician and patient adoption of our product will depend on a number of factors, including:

•	patient demand for an approved product that treats primary axillary hyperhidrosis;
•

our ability to successfully compete with existing therapies, some of which are widely known and accepted by physicians and patients, including demonstrating that the relative cost, safety and efficacy of QBREXZA provides an attractive alternative to the existing therapies;

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;
•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician and patient willingness to adopt a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;
•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;

•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for QBREXZA to commercial levels; and
•	our ability to manage our growth and operations to effectively support our commercialization activities.

If QBREXZA fails to achieve the broad degree of physician, patient and payer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

QBREXZA may cause undesirable side effects or have other unexpected properties that could limit its commercial profile, result in post-approval regulatory action or expose us to product liability claims, any of which may adversely impact our business, financial condition, operating results and prospects.

If we or others identify undesirable side effects or other previously unknown problems caused by QBREXZA or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

•	regulatory authorities may withdraw their approval of QBREXZA;
•

we could be sued and held liable for harm caused to patients (see also “—We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.”);

•

regulatory authorities may require a recall of QBREXZA or we or our potential partners may voluntarily recall the product (see also “—We or our current and prospective partners may be subject to product recalls in the future that could harm our brand and reputation and could negatively affect our business.”);

•	regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the QBREXZA label or field alerts to physicians and pharmacies;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a risk evaluation and mitigation strategy (“REMS”);
•	we may have limitations on how we promote QBREXZA;
•	we may be required to change the way QBREXZA is administered or modify the product in some other way;
•	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of QBREXZA;
•	sales of QBREXZA may decrease significantly; and
•	our brand and reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us or our potential partners from achieving or maintaining market acceptance of QBREXZA and could substantially increase our costs, which may adversely affect our business, financial condition, operating results and prospects.

We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face an even greater risk upon commercialization of QBREXZA. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. QBREXZA and our past and current product candidates were designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our product or product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we provide assurances that our insurance coverage will be sufficient to cover our liability under any such cases.

In addition, a liability claim may be brought against us even if our product or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by, among others, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize our product or product candidates;
•	decreased demand for our product or product candidates;
•	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
•	withdrawal of clinical trial participants;
•	decreased enrollment rates of clinical trial participants;
•	termination of clinical trial sites or entire clinical trial programs;
•	impairment of our business reputation;
•	substantial costs of any related litigation or similar disputes;
•	distraction of management’s attention and other resources from our primary business;
•	substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or
•	loss of revenue.

Large judgments have been awarded in class action or individual lawsuits based on drugs that had anticipated or unanticipated side effects. Although we have obtained product liability insurance coverage, our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

If we are found to have improperly promoted off-label uses of QBREXZA, or if physicians misuse our product or use our product off-label, we may become subject to prohibitions on the sale or marketing of our product, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. For example, although QBREXZA may appeal to individuals who have not been diagnosed with primary axillary hyperhidrosis or suffer from other forms of hyperhidrosis, we are able to promote it only for primary axillary hyperhidrosis. If we are found to have promoted off-label uses of our product, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our product for off-label uses, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

We cannot, however, prevent a physician from prescribing our product outside of its approved indication when in the physician’s independent professional medical judgment he or she deems appropriate. Physicians or patients may also misuse our product or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our product is misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. See also “—We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.” Furthermore, the use of our product for indications other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

We rely completely on third parties to supply, manufacture and distribute drug supplies for QBREXZA, including certain sole-source suppliers and manufacturers.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute commercial quantities of QBREXZA. Our ability to commercially supply QBREXZA depends, in part, on our ability to successfully manufacture drug substance and other substances and materials used in QBREXZA from third parties and to have the finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize QBREXZA.

We rely and will continue to rely on certain third parties as the sole source of the materials they supply or the finished products they manufacture. For example, we are dependent on our current suppliers of the nonwoven material and pouchstock in QBREXZA. Any of our existing suppliers or manufacturers may:

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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA and foreign regulatory authorities. Any need to find and qualify new suppliers or manufacturers could delay production of QBREXZA indefinitely, adversely impact our ability to market QBREXZA and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any interruption in the supply of a drug substance or other material or in the manufacture of QBREXZA could have a material adverse effect on our business, financial condition, operating results and prospects.

Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as current good manufacturing practices (“cGMPs”), we are dependent on our contract suppliers and manufacturers for day-to-day compliance with cGMP for production of both drug substances and finished products. Facilities used by our contract suppliers and manufacturers to produce the drug substances and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. A number of our contract suppliers and manufacturers must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. If the safety of QBREXZA is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively commercialize QBREXZA.

QBREXZA will be subject to ongoing and continued regulatory review. Failure to comply with applicable regulatory requirements could have a material adverse impact on our business.

We are subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for QBREXZA. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and with the FDA’s good clinical practice (“GCP”).

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

If we, our product or product candidates or the manufacturing facilities for our product or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We or our current and prospective partners may be subject to product recalls, withdrawals or seizures if QBREXZA fails to meet specifications or is believed to cause injury or illness or if we are alleged to have violated governmental regulations including those related to manufacturing, labeling, promotion, sale or distribution. Any recall, withdrawal or seizure in the future could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our product. In addition, a recall, withdrawal or seizure of QBREXZA would require significant management attention, would likely result in substantial and unexpected expenditures and would harm our business, financial condition, operating results and prospects.

Risks Related to Development and Regulatory Approval of Our Product Candidates

Our business is dependent on the successful development and regulatory approval of our current and any future product candidates.

Our product candidate, lebrikizumab, is currently in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis.  We also have early-stage research programs in other areas of dermatology. The success of our business, including our ability to finance our company and generate additional revenue in the future, will depend on the successful development and regulatory approval of our current product candidate and any future product candidates we may in-license, acquire or develop. The clinical success of our current and any future product candidates will depend on a number of factors, including the following:

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

•

whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our current or any future product candidates;

•

acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our current or any future product candidates by the FDA and similar foreign regulatory authorities;

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of our current or any future product candidates;

•	the prevalence, duration and severity of potential side effects experienced with our current or any future product candidates;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our current or any future product candidates;

•

our ability to successfully obtain the substances and materials used in our current or any future product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing;

•

the ability of third parties with whom we contract to manufacture clinical trial supplies of our current or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP; and

•	a continued acceptable safety profile during clinical development of our current or any future product candidates.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully complete and obtain regulatory approvals of our current or any future product candidates.

Clinical drug development is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization.

Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;
•	lack of effectiveness of any product candidate during clinical trials or the failure of a product candidate to meet specified endpoints;
•

slower than expected rates of subject recruitment and patient enrollment in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, such as atopic dermatitis;

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
•

delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations (“CROs”), clinical trial sites and other third-party contractors;

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our current or any future product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, in March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older notwithstanding earlier clinical trials. Based on these results, we expect to discontinue the development program. Furthermore, if we experience delays in the completion of, or if we terminate, any of our current or future clinical trials, our business, financial condition, operating results and prospects would be adversely affected.

We have in the past relied and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or successfully commercialize, our current or any future product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of our clinical trials, the subsequent collection and analysis of data from the clinical trials, the preparation for and submission of our filings with the FDA and comparable foreign regulatory authorities and the successful commercialization of our product.

We rely heavily on third parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our CROs or clinical trial sites terminate their involvement in our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites in a timely manner, or do so on commercially reasonable terms or at all. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA and comparable foreign regulatory authorities.

Additionally, the regulatory submission process for a product candidate is complex. We expect to rely on a third-party service provider for the preparation and submission of filings with the FDA and comparable foreign regulatory authorities for approval of our current and any future product candidates. If our relationship with such service provider is terminated prior to completion of our regulatory submission process, we may not be able to enter into an arrangement with an alternative service provider in a timely manner, or do so on commercially reasonable terms, and our submission may be substantially delayed.

We are dependent on F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) for the manufacture and supply of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we may not be able to engage a qualified contract manufacturer to manufacture and supply the drug substance in a timely manner, if at all.  Any interruption in our supply may cause serious delays in the timing of our clinical trials, increase our costs and adversely impact our financial results.

Pursuant to the terms of our license agreement with Roche for the exclusive, worldwide rights to develop and commercialize lebrikizumab for, among other indications, atopic dermatitis (the “Roche Agreement”), Roche is responsible for the manufacture and supply to us of lebrikizumab drug substance and we are completely reliant upon Roche to provide us with adequate supply for our use. We may experience an interruption in supply if, among other reasons, we incorrectly forecast our supply requirements, Roche allocates supply to its own development programs, Roche incorrectly plans its manufacturing production or Roche is unable to manufacture lebrikizumab drug substance in a timely manner to match our development or commercial needs.

Additionally, the Roche Agreement provides that, subject to certain requirements, Roche has the right to transfer its drug substance manufacture and supply responsibilities to us at any time. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute clinical or commercial quantities of lebrikizumab drug substance. If Roche elects to transfer its manufacture and supply responsibilities to us, we will incur added costs in qualifying a contract manufacturer to manufacture and supply the lebrikizumab drug substance. There can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all, or that a seamless transfer of technology would occur from Roche to the contract manufacturer.

If we experience any interruption in the supply of lebrikizumab drug substance, our ability to timely supply our clinical sites would be adversely impacted, causing potentially serious delays in the timing of our clinical trials and substantially increased costs if trials need to be adjusted or re-performed.

We may be unable to obtain regulatory approval for our current or any of our future product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact our business and our operating results.

We may never obtain regulatory approval to commercialize our current or any future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to our current and any future product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any of our current or any future product candidates in the United States until we receive approval of an NDA, biologics license application (“BLA”) or other applicable regulatory filing from the FDA. We are also not permitted to market our product or our current or any future product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

To gain approval to market a new drug, the FDA and foreign regulatory authorities must receive preclinical, clinical and chemistry, manufacturing and controls data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product for the intended indication applied for in an NDA, BLA or other applicable regulatory filing. The development and approval of new drug products and biologic products involves a long, expensive and uncertain process. A delay or failure can occur at any stage in the process. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

•	the FDA or the applicable foreign regulatory body may disagree with the design, implementation, choice of dose, analysis plans or interpretation of the outcome of one or more clinical trials;
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
•

the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, manufacturing, quality control, labeling or specifications of our current or any future product candidates;

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

•

the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our current or any future product candidates;

•	the FDA or the applicable foreign regulatory body may not approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with which we contract; or
•	the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

Of the large number of drugs, including biologics, in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. For example, our current and any future product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our current and any future product candidates and would harm our business, financial condition, operating results and prospects.

We have never obtained approval of a BLA submission or equivalent foreign filing, and we may be unable to successfully do so for any of our current or any future product candidates. Failure to successfully prepare or obtain approval of a BLA or equivalent foreign filing in a timely manner for our current or any future product candidates could have a material adverse impact on our business and financial performance.

Obtaining approval of a BLA submission or equivalent foreign filing involves complicated processes. Although our employees have obtained approvals for BLAs in the past while employed at other companies, we as a company have not obtained approvals of BLAs or equivalent foreign filings. As a result, such activities may require more time and cost more than we anticipate. Failure to complete or obtain, or delays in completing or obtaining, approval of our BLA submission for our current or any future product candidates would prevent us from or delay us in commercializing the product candidate in the United States. The occurrence of any of the foregoing could have a material adverse impact on our business and financial performance

We may conduct clinical trials for our current and any future product candidates outside the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials, which would likely result in additional costs to us and delay our business plan.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, our Phase 3 clinical program for glycopyrronium tosylate was conducted in multiple countries. Although the FDA or applicable foreign regulatory authority may accept data from clinical trials conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.

Other Risks Related to Our Business and Financial Operations

We have had significant and increasing operating expenses and we will require substantial additional financing to achieve our goals, which we may not be able to obtain when needed and on acceptable terms, or at all. We have a history of losses and may not be able to achieve or maintain profitability, which could cause our business and operating results to suffer.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $83.2 million and $68.1 million for the six months ended June 30, 2018 and 2017, respectively, and of $303.3 million and $89.1 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, we had an accumulated deficit of $606.7 million.

We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue through future sales of QBREXZA, any future products and our current and potential future collaborations. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of June 30, 2018, we had capital resources consisting of cash and investments of $472.5 million. We will continue to expend substantial cash resources for the foreseeable future for the commercialization of QBREXZA and the clinical development of our current product candidate and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of June 30, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to complete a potential Phase 3 program for lebrikizumab, to mid-2020 and to: commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our currently anticipated expenditures for the commercialization of QBREXZA and the development and potential commercialization of lebrikizumab exceed our existing cash and investments. We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	costs to continue building our infrastructure to prepare for commercial launch of QBREXZA;

•	the cost of commercialization activities, including manufacturing, marketing, sales and distribution costs;
•	the degree and rate of market acceptance of QBREXZA;
•	the amount of product revenue generated from future sales of QBREXZA;
•

the timing, rate of progress and cost of any preclinical and clinical trials and other product development activities for our current and any future product candidates that we develop, in-license or acquire;

•	the results of the clinical trials for our current and any future product candidates in the United States and any foreign countries;
•	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our current and any future product candidates, if at all;
•	the number and characteristics of any additional future product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;
•	costs under our third-party manufacturing and supply arrangements for QBREXZA and our current and any future product candidates we commercialize;
•	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;
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

•

costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with QBREXZA and our current and any future product candidates, including post-grant challenges or opposition to third-party patent claims;

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

In order to fund the development and potential commercialization of our current and any future product candidates, we may also need to enter into collaboration agreements with pharmaceutical and biotechnology companies. Our ability to establish and maintain these collaborations is highly uncertain and subject to a number of variables. Under these arrangements, we may be responsible for substantial costs in connection with the clinical development, regulatory approval or the commercialization of a partnered product candidate. Furthermore, the payments we could receive from our potential collaboration partners may be subject to numerous conditions and may ultimately be insufficient to cover the cost of this development and commercialization.

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

Our management, personnel, systems and facilities currently in place are not adequate to support our business plan and future growth. We expect to experience significant growth in the number of our employees and the scope of our operations as we prepare for commercialization of QBREXZA and our current and any future product candidates. We will need to further expand our scientific, medical affairs, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to manage our operations, growth and various projects effectively requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	identify, recruit, maintain, motivate and integrate additional talented employees;
•	further develop our marketing, sales and distribution capabilities;
•	manage our commercialization activities for QBREXZA effectively and in a cost-effective manner;
•	establish and maintain relationships with development and commercialization partners;
•	manage our preclinical and clinical trials effectively;
•	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for QBREXZA to commercial levels;
•	expand our facilities; and
•	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future product candidates, commercialize QBREXZA or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer and Chairman of our board of directors, Thomas G. Wiggans; our Chief Medical Officer and a member of our board of directors, Eugene A. Bauer, M.D.; our Chief Technical Operations Officer, Christopher Horan; our Chief Financial Officer, Andrew L. Guggenhime; our Chief Development Officer, Luis C. Peña; our Chief Commercial Officer, Lori Lyons-Williams; and our Chief Business and Strategy Officer, Christopher M. Griffith. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies. For example, following our announcement that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older, the value of our common stock decreased significantly, which may adversely impact our ability to attract and retain employees.

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

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Additionally, we may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

The development of product candidates and commercialization of products require substantial additional cash to fund expenses. In order to fund further development of our current and any future product candidates, we may collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the partner’s resources and experience, the terms and conditions of the proposed collaboration and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials; the likelihood of approval by the FDA or other regulatory authorities; the potential market for the subject product candidate; the costs and complexities of manufacturing and delivering such product candidate to patients; the potential of competing products; any uncertainty with respect to our ownership of our intellectual property; and industry and market conditions generally. The partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential partners. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners.

Collaborations typically impose detailed obligations on each party, such as those required under the Roche Agreement. If we were to breach our obligations, we may face substantial consequences, including potential termination of the collaboration, and our rights to product candidates, in which we have invested substantial time and money, would be lost.

We may not be successful in our efforts to implement collaborations or other alternative arrangements for the development of our current or any future product candidates. When we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish to the third party some of the control over the future success of that product candidate. Our collaboration partner may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a partnered product candidate or research program, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development.

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

We face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing and commercializing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, QBREXZA and any of our current or future product candidates, if approved, may compete with other dermatological products, including over-the-counter (“OTC”) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product or product candidate, including: AbbVie Inc., Akaal Pharma Pty Ltd., Allergan plc, Almirall, S.A., Amgen Inc., AnaptysBio, Inc., Asana BioSciences, LLC, Aslan Pharmaceuticals Pte Ltd., Astellas Pharma US, Inc., Bayer HealthCare AG (formerly Intendis, Inc.), BioPharmX Corporation, Boehringer Ingelheim Pharmaceuticals, Inc., Brickell Biotech, Inc., Bristol-Myers Squibb Co., Concert Pharmaceuticals, Inc., Can-Fite BioPharma Ltd., Cassiopea S.p.A., a subsidiary of Cosmo Pharmaceuticals S.A., Celgene Corporation, Dermavant Sciences Ltd. (a subsidiary of Roivant Sciences), Chugai Pharmaceutical Co., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Foamix Pharmaceuticals Ltd., Galapagos NV, Galderma S.A., Galectin Therapeutics, Inc., Genentech, Inc., Gilead Sciences, Inc., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, Janssen Pharmaceuticals, Inc. (a division of Johnson & Johnson), Johnson & Johnson, LEO Pharma A/S, Maruho Co., Ltd., Medimetriks Pharmaceuticals, Inc., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Menlo Therapeutics Inc., Miramar Labs, Inc., Momenta Pharmaceuticals, Inc., MorphoSys AG, Mylan Inc., Novan, Inc., Novartis AG, Pfizer Inc., Qurient Co., Ltd., Ralexar Therapeutics, Inc., Ranbaxy Laboratories Limited, a division of Sun Pharmaceutical Industries Ltd., Regeneron Pharmaceuticals, Inc., Sandoz International GmbH (a division of Novartis), Sanofi-Aventis Groupe S.A., Shire plc, Teva Pharmaceutical Industries Ltd., TheraVida, Inc., Torii Pharmaceutical Co. Ltd., Ulthera, Inc. (a subsidiary of Merz Pharma GmbH & Co. KGaA),Valeant Pharmaceuticals International, Inc., Vanda Pharmaceuticals Inc. and XBiotech Inc.

The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. We anticipate that QBREXZA and any of our current or future product candidates, if approved, will face significant competition from other approved therapies as well as unregulated, unapproved and off-label treatments. QBREXZA and any of our current or future product candidates, if approved, would present novel therapeutic approaches for the approved indications and would have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved product provide an attractive alternative to existing and other new therapies. The competition we face could lead to reduced market share for QBREXZA and any of our current or future product candidates that are approved and contribute to downward pressure on the pricing of our products, which could harm our business, financial condition, operating results and prospects.

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

We expect to face generic competition and may face competition from biosimilars, which could adversely affect our business, financial condition, operating results and prospects.

Upon the expiration or loss of any patent protection for QBREXZA and our current and any future product candidates that are approved, or upon the “at-risk” launch by a generic competitor of a generic version of QBREXZA or our current and any future product candidates that are approved, which may be sold at significantly lower prices than our approved product candidates, we could lose a significant portion of sales of that product in a short period of time, which would adversely affect our business, financial condition, operating results and prospects. In particular, QBREXZA faces competition from currently marketed generic oral and compounded topical anticholinergic agents. In addition, we may be subject to additional competition from third parties pursuing topical formulations of other anticholinergic agents for hyperhidrosis.

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

Manufacturing and supply of the drug substance and other substances and materials used in product and product candidate is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.

Manufacturing and supply of drug substance, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product and current or future product candidates and can impede, delay, limit or prevent the successful commercialization of QBREXZA and development of our current or future product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

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

Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals or commercialization of our product, which could harm our business, financial condition, operating results and prospects.

We may choose to discontinue the development of our current or any future product candidates or commercialization of any approved products, which would reduce or eliminate our potential return on investment for those product candidates or product.

At any time, we may decide to discontinue the development of our current or any future product candidates or commercialization of our approved products for a variety of reasons, such as the appearance of new technologies that make our product obsolete, competition from a competing product, changes in or failure to comply with applicable regulatory requirements, the discovery of unforeseen side effects after the approved product has been marketed or the occurrence of adverse events at a rate or severity level that is greater than experienced in our clinical trials. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

The manufacturing activities of our third-party suppliers and manufacturers involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product, product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our suppliers’ or manufacturers’ facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party suppliers and manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. Our revenue and profitability will depend in large part on the successful commercialization of QBREXZA.

From time to time, we may enter into collaboration agreements and license agreements with other companies that include development funding and significant upfront and milestone expenditures and payments. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	delays in the commencement, patient enrollment and the timing of clinical testing for our current and any future product candidates;
•

the timing and success or failure of clinical trials for our current and any future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review and approval of current and any future product candidates in clinical development;
•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which may change from time to time;
•	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;
•	our ability to obtain additional funding to develop our current and any future product candidates;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our current and any future product candidates, should they receive approval, which may vary significantly;
•	potential side effects of our current and any future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	the availability of formulary coverage and adequate reimbursement from private third-party payers for our current and any future product candidates that may be approved;
•	our dependency on third-party manufacturers to supply or manufacture our current and any future product candidates;
•	our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;
•	market acceptance of our current and any future products, if approved, and our ability to forecast demand for those products;

•	our ability to receive regulatory approval and commercialize our current and any future product candidates;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.

Our operating results and liquidity could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. The market for discretionary medical products and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider QBREXZA as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our operating results and liquidity could be adversely affected by those factors in many ways, including weakening demand for QBREXZA, making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we plan to market our products primarily in the United States, our partners have extensive global operations, indirectly exposing us to additional risk.

Our ability to utilize our net operating loss (“NOL”) carryforwards and research and development income tax credit carryforwards may be limited.

As of December 31, 2017, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product or product candidates, our business, financial condition, operating results and prospects would suffer.

Our business and operations would suffer in the event of failure, invasion, corruption, destruction or interruption of our or our partners’ critical information technology systems or infrastructure.

Despite the implementation of security measures, our information technology systems and infrastructure, and those of our current and any future partners, contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, intentional theft of confidential information, or reputational damage from espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our current and any future product candidates and commercialization of our product could be delayed.

Risks Related to Our Industry

Healthcare reform measures could hinder or prevent the commercial success of our product and product candidates.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code will be eliminated beginning in 2019. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our approved product or additional pricing pressures.

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

Risks Related to Our Intellectual Property

We may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product, product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

Our success will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights. Our ability to protect against unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

Our patent portfolio includes patents and patent applications in the United States and foreign jurisdictions where we believe there is a market opportunity for our product and product candidates. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product or product candidates.

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

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any existing patents or any patents we might obtain or license may not cover our product or product candidates, or may not provide us with sufficient protection for our product or product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable if challenged in post-grant proceedings or by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering all of the recent developments in our technology and we are unsure of the patent protection that we will be successful in obtaining, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to anticholinergic agents to control hyperhidrosis and because glycopyrronium tosylate is a form of a generic anticholinergic agent, the patent protection available for glycopyrronium tosylate may not prevent competitors from developing and commercializing similar products. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product or product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our product or product candidates.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product and product candidates, we may be open to competition from generic versions of our product and product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product or product candidate limits the time during which we can market a product under patent protection, which may particularly affect the profitability early-stage product candidates. The issued U.S. patents relating to glycopyrronium tosylate and lebrikizumab will expire between 2020 and 2037.

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

Changes in patent laws or the interpretations of patent laws could diminish the value of patents in general, thereby impairing our ability to protect our product and product candidates.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Filing, prosecuting and defending patents on our product and product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our product and product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product and product candidates, our competitors might be able to enter the market, which would have an adverse effect on our business.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business.

We are a party to certain license agreements that impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product or product candidate. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects. For example, any dispute with Roche relating to compliance with the terms of the Roche Agreement could lead to delays in, or termination of, the development and commercialization of lebrikizumab for the treatment of atopic dermatitis and time consuming and expensive arbitration.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot provide assurances that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product and product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our product, product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product, product candidates, technologies or methods.

In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by our product, product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product, product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product, product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are ultimately established as invalid. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents.

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
•

if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our product, product candidates or technologies; and

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

The occurrence of any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

We may become involved in lawsuits or other adverse proceedings to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they do not cover our product or product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product or product candidates or to prevent others from marketing similar products.

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

Prior to our initial public offering (“IPO”) in October 2014, there had not been a public market for our common stock. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the level of, and fluctuations in, the commercial sales of QBREXZA;
•	the development status of our product candidates, including whether any of our product candidates receive regulatory approval;
•	regulatory or legal developments in the United States and foreign countries;
•	the results of our clinical trials and preclinical studies;
•	the clinical results of our competitors or potential competitors;
•	safety or adverse events related to our product or product candidates;
•	the success of, and fluctuations in, the commercial sales of additional products approved for commercialization, if any;

•	the execution of our partnering and manufacturing arrangements;
•	our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;
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

•	developments with respect to intellectual property rights;
•	litigation relating to our product or product candidates;
•	our commencement of, or involvement in, litigation;
•	FDA or foreign regulatory actions affecting us or our industry;
•	changes in the structure of healthcare payment systems;
•	changes to laws affecting our industry, including full or partial repeal of the Affordable Care Act;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
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

During the period between January 1, 2016 and July 31, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $7.12 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

Significant past or future decreases in the stock price of our common stock could subject us to securities litigation, which is expensive and could divert management’s attention, and could adversely impact our ability to raise additional capital to fund our operations.

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

As of June 30, 2018, we had 42,003,274 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 43% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of June 30, 2018, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

•	only the chairman of our board of directors, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;
•	certain litigation against us can only be brought in Delaware;
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

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our schedule debt servicing obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or future indebtedness.

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

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

As a result of our level of debt following the completion of our sale of the Notes in May 2017:

•	our vulnerability to adverse general economic conditions and competitive pressures is heightened;
•	we are required to dedicate a larger portion of our capital resources to interest payments, limiting the availability of cash for other purposes;
•	our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot be sure that our leverage resulting from the level of debt after the completion of our sale of the Notes in May 2017 will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

The Notes are effectively junior to any secured debt we may incur and structurally subordinated to any liabilities of our subsidiary.

The Notes are our unsecured obligations exclusively and are not guaranteed by our subsidiary. Our subsidiary is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, the indenture for the Notes does not restrict us or our subsidiary from incurring additional debt or other liabilities. Accordingly, the Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; will rank equally in right of payment with any of our unsecured indebtedness that is not so subordinated; will be effectively junior in right of payment to any secured indebtedness we may incur to the extent of the value of the assets securing such indebtedness; and will be structurally junior to any indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure any of our debt will be available to pay obligations on the Notes only after such secured debt we may incur has been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 6, 2018.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)