Form 10-Q
period 2018-09-30
Dermira, Inc.
filed 2018-11-07
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of October 31, 2018, the registrant had 42,120,870 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,976	$295,923
Short-term investments	233,923	255,070
Trade and other receivables, net	2,114	52
Inventory	2,919	—
Prepaid expenses and other current assets	9,252	5,569
Total current assets	393,184	556,614
Property and equipment, net	1,300	1,433
Long-term investments	10,829	—
Intangible assets	976	1,126
Goodwill	771	771
Restricted cash	801	800
Other assets	2,061	50
Total assets	$409,922	$560,794
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,465	$15,094
Accrued liabilities	31,084	25,115
Refund liability	—	10,000
Accrued payments related to acquired in-process research and development	29,727	50,161
Deferred revenue, current	—	4,988
Total current liabilities	74,276	105,358
Long-term liabilities:
Deferred revenue, non-current	—	25,286
Convertible notes, net	280,764	279,389
Deferred tax liability	—	194
Other long-term liabilities	1,035	918
Total liabilities	356,075	411,145
Stockholders’ equity:
Common stock	42	42
Additional paid-in capital	727,184	703,215
Accumulated other comprehensive loss	(151)	(215)
Accumulated deficit	(673,228)	(553,393)
Total stockholders’ equity	53,847	149,649
Total liabilities and stockholders’ equity	$409,922	$560,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product sales	$717	$—	$717	$—
Collaboration and license revenue	—	1,066	39,379	3,198
Total revenue	717	1,066	40,096	3,198
Costs and operating expenses:
Cost of sales	237	—	237	—
Research and development	16,292	30,788	61,428	76,626
Acquired in-process research and development	—	128,555	—	128,555
Selling, general and administrative	49,510	19,754	120,790	44,667
Impairment of intangible assets	—	—	1,126	—
Total costs and operating expenses	66,039	179,097	183,581	249,848
Loss from operations	(65,322)	(178,031)	(143,485)	(246,650)
Interest and other income, net	2,198	1,721	5,969	3,585
Interest expense	(3,420)	(2,864)	(12,408)	(4,184)
Loss before taxes	(66,544)	(179,174)	(149,924)	(247,249)
Benefit for income taxes	—	—	194	—
Net loss	$(66,544)	$(179,174)	$(149,730)	$(247,249)
Net loss per share, basic and diluted	$(1.58)	$(4.30)	$(3.57)	$(6.15)
Weighted-average common shares used to compute net loss per share, basic and diluted	42,066	41,625	41,939	40,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(66,544)	$(179,174)	$(149,730)	$(247,249)
Other comprehensive income:
Unrealized gain on available-for-sale securities	19	125	64	166
Total comprehensive loss	$(66,525)	$(179,049)	$(149,666)	$(247,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(149,730)	$(247,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	252
Stock-based compensation	22,709	15,220
Acquired in-process research and development	—	128,555
Amortization of discount for payments related to acquired in-process research and development	4,566	252
Net amortization of premiums on available-for-sale securities	44	1,939
Amortization of convertible note discount and issuance costs	1,375	686
Impairment of intangible assets	1,126	—
Changes in assets and liabilities:
Trade and other receivables, net	(2,062)	21,400
Inventory	(1,973)	—
Prepaid expenses and other current assets	(2,614)	3,818
Other assets	(2,011)	63
Accounts payable	(2,053)	(3,759)
Accrued liabilities	5,881	9,507
Refund liability	(10,000)	—
Other long-term liabilities	117	191
Deferred revenue	(379)	(3,198)
Deferred taxes	(194)	—
Net cash used in operating activities	(134,800)	(72,323)
Cash flows from investing activities
Purchases of available-for-sale securities	(258,116)	(225,924)
Maturities of available-for-sale securities	267,385	188,662
Payments pursuant to in-license agreements	(26,000)	—
Purchase of property and equipment	(595)	(49)
Net cash used in investing activities	(17,326)	(37,311)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	—	181,538
Net proceeds from issuance of convertible notes	—	278,252
Net proceeds from issuance of common stock in connection with equity awards	1,180	1,682
Net cash provided by financing activities	1,180	461,472
Net increase (decrease) in cash and cash equivalents and restricted cash	(150,946)	351,838
Cash and cash equivalents and restricted cash at beginning of year	296,723	42,293
Cash and cash equivalents and restricted cash at end of period	$145,777	$394,131
Supplemental disclosure of noncash investing activities
Acquisition of in-process research and development	$—	$128,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology clinical programs. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for pediatric and adult patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research programs in other areas of dermatology. We are headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. See “Recent Accounting Pronouncements” below for discussion of our adoption of the new revenue recognition guidance.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and variable consideration, inventory, acquired in-process research and development, investments, accrued research and development expenses, goodwill, intangible assets, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Restricted Cash

Restricted cash primarily consists of letters of credit collateralized by a money market account pursuant to certain lease and sublease agreements. Cash and cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$295,923	$144,976	$41,793	$393,631
Restricted cash	800	801	500	500
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$296,723	$145,777	$42,293	$394,131

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

Product Sales

Our product sales consist of sales of QBREXZA within the United States. Following the approval of QBREXZA by the U.S. Food and Drug Administration (“FDA”) in June 2018 and, in advance of the availability of QBREXZA in pharmacies on October 1, 2018, we commenced shipments of QBREXZA in September 2018 to wholesalers and a preferred dispensing partner (together, “Customers”) for distribution to pharmacies and patients. We recognize revenue from product sales when our Customers obtain control of our product, which is generally upon delivery.

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a patient savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

The following items of variable consideration are recorded at the time of revenue recognition and require significant estimates and judgment.

Commercial rebates and savings card program. We contract with certain third-party payers for the payment of rebates with respect to the utilization of QBREXZA. Rebates to these payers are based on contractual percentages applied to the amount of QBREXZA prescribed to patients who are covered by the plan or the organization with which we have contracts. We estimate and record rebates as a reduction to the transaction price in the same period the related product sales are recognized. We estimate commercial rebates based on contractual terms, estimated payer mix, industry information and other third-party data. We also have a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Reductions to product sales for the savings card program are estimated based on actual and expected program utilization.

Distribution fees and trade discounts.  We pay our Customers certain fees for distribution services for QBREXZA. We determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

Government rebates and chargebacks.  We are subject to discount obligations under state Medicaid programs, Medicare and other government programs. Reserves for these rebates and chargebacks are recorded as a reduction to the transaction price in the period the related product sales are recognized. Chargeback amounts represent credit we expect to issue to our Customers and are recorded as a reduction to trade and other receivables, net. Reductions to product sales for government managed programs are estimated based on statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers and expected utilization.

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on its expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input and market data for products with characteristics similar to QBREXZA.

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

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $15.0 million and $36.5 million for the three and nine months ended September 30, 2018, respectively. Advertising expenses were immaterial for the three and nine months ended September 30, 2017.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of September 30,
	2018	2017
Stock options to purchase common stock	7,078	5,824
Shares subject to outstanding restricted stock units	1,650	301
Estimated shares issuable under the employee stock purchase plan	448	140
Shares issuable upon conversion of convertible notes	8,110	8,110
	17,286	14,375

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-13, but do not anticipate it will have a material impact on our disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. We adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash balances. Net cash flows for the nine months ended September 30, 2018 and 2017 did not change as a result of adopting ASU 2016-18.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. We will adopt ASU 2016-02 on January 1, 2019. We anticipate recognizing a right-of-use asset and a lease liability on our consolidated balance sheet for the discounted value of future lease payments from the adoption of this ASU. As of September 30, 2018, we had aggregate future minimum lease payments of approximately $20.4 million. We are currently evaluating the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

As a result of adopting Topic 606 on January 1, 2018 under the modified retrospective method, we did not revise the comparative financial statements for the prior years as if Topic 606 had been effective for those periods. Below is disclosure of what our collaboration and license revenue would have been in the three and nine months ended September 30, 2018 under Topic 605 (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Statement of Operations
Collaboration and license revenue	$—	$1,066	$(1,066)	$39,379	$42,922	$(3,543)

Our product sales revenue under Topic 606 would not have been materially different under Topic 605.

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of September 30, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$31,903	$—	$—	$31,903
U.S. Treasury securities	Level 1	118,953	—	(96)	118,857
Corporate debt	Level 2	115,556	5	(55)	115,506
Repurchase agreements	Level 2	32,000	—	—	32,000
U.S. Government agency securities	Level 2	8,973	—	(5)	8,968
Commercial paper	Level 2	75,975	—	—	75,975
Total investments		$383,360	$5	$(156)	$383,209

		As of December 31, 2017
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$187,649	$—	$—	$187,649
U.S. Treasury securities	Level 1	13,968	—	(5)	13,963
Corporate debt	Level 2	189,287	2	(194)	189,095
Repurchase agreements	Level 2	60,500	—	—	60,500
U.S. Government agency securities	Level 2	25,466	—	(18)	25,448
Commercial paper	Level 2	71,864	—	—	71,864
Total investments		$548,734	$2	$(217)	$548,519

As of September 30, 2018, we did not hold any investments with a maturity exceeding two years or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of September 30, 2018 were temporary in nature.

The estimated fair value of our convertible notes was $238.6 million as of September 30, 2018 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of September 30, 2018.

See Note 7 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued outside research and development services	$7,848	$9,065
Accrued compensation	9,887	9,427
Accrued professional and consulting services	5,650	4,411
Accrued interest	3,258	1,102
Other	4,441	1,110
Total accrued liabilities	$31,084	$25,115

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

As of September 30, 2018, there were unamortized issuance costs and debt discounts of $6.7 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Collaboration and License Agreements

Maruho Agreements

In March 2013, we entered into a Right of First Negotiation Agreement with Maruho Co., Ltd. (“Maruho Right of First Negotiation Agreement”), pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which would be credited against certain payments payable by Maruho to us if we were to enter into a license agreement for any of our products. Maruho’s right of first negotiation expired in December 2016 but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. We concluded that there are no remaining performance obligations under Topic 606 as of the date of the adoption. As a result, a cumulative adjustment to reduce deferred revenue of $10.0 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of September 30, 2018, we do not have a deferred revenue balance related to the Maruho Right of First Negotiation Agreement on the condensed consolidated balance sheets.

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

Under Topic 606, the entire transaction price of $25.0 million was allocated to the license performance obligation. The license was deemed to be delivered in 2016 in connection with the execution of the agreement and the performance obligation was fully satisfied. As a result, a cumulative adjustment to reduce deferred revenue of $19.6 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of September 30, 2018, we do not have a deferred revenue balance related to the Maruho G.T. Agreement on the condensed consolidated balance sheet.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for the treatment of psoriasis. We were obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period were less than $10.0 million, we were obligated to pay UCB the difference between such aggregate costs and $10.0 million. These terms replaced the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia. As of September 30, 2018, we have fully reimbursed UCB the $10.0 million for development costs incurred by UCB.

Under Topic 606, we evaluated the terms of the Transition Agreement and the transition services were identified as the only performance obligation as of the inception of the agreement. We further determined that the transaction price under the arrangement was comprised of $1.0 million, representing the net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB. The $1.0 million transaction price was fully recognized as revenue as of June 30, 2018. The $39.0 million milestone amount payable upon the approval of Cimzia for the treatment of psoriasis in the United States was initially not included in the transaction price, as it was determined to be fully constrained. Upon UCB’s receipt of FDA approval of Cimzia for the treatment of psoriasis in June 2018, the $39.0 million milestone payment was included in the transaction price and fully recognized during the three months ended June 30, 2018 as all performance obligations were satisfied. For the nine months ended September 30, 2018, we recognized $39.4 million in revenue in our condensed consolidated statement of operations related to UCB. No other revenue will be recognized from UCB in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized.

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

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and a $25.0 million payment to Roche in July 2018 upon the achievement of 50% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in June 2018, and will make an additional payment to Roche in the fourth quarter of 2018 for $30.0 million related to the achievement of 100% enrollment in our Phase 2 clinical study of lebrikizumab in October 2018. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for all indications. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

We determined that the acquired IPR&D related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, a $25.0 million milestone payment, which was made in July 2018, and an additional payment due in 2018 of $30.0 million. The payments due in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of September 30, 2018, on the condensed consolidated balance sheets, we recorded $29.7 million in accrued liabilities related to acquired in-process research and development for the $30.0 million payment which will be paid in the fourth quarter of 2018. The remaining milestone payments will be recognized when the contingency related to each milestone is resolved and the consideration is paid or becomes payable.

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

As of September 30, 2018, we have paid or accrued license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million accrual in connection with the first commercial sale of QBREXZA to be paid in the fourth quarter of 2018, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain milestones. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. We are entitled to credit the $2.5 million milestone against current and future royalty payments owed to Rose U in accordance with the terms of the license agreement.

8. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$1,144	$—
Work-in process	781	—
Finished goods	994	—
Total inventory	$2,919	$—

9. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2017 through September 30, 2018:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2017	6,022	$19.15
Stock options granted	2,189	$22.14
Stock options exercised	(104)	$3.62
Stock options forfeited	(1,029)	$25.91
Stock options outstanding at September 30, 2018	7,078	$19.32

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2017 through September 30, 2018:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2017	296	$30.81
RSUs granted	1,662	$12.65
RSUs vested and settled	(131)	$29.67
RSUs forfeited	(177)	$23.25
RSUs outstanding at September 30, 2018	1,650	$13.42

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$2,511	$2,104	$7,772	$5,918
Selling, general and administrative	5,371	3,397	14,930	9,302
Total stock-based compensation expense	$7,882	$5,501	$22,702	$15,220

Total stock-based compensation expense capitalized to inventory was not material for any of the periods presented.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included as part of our Annual Report on Form 10-K for the year ended December 31, 2017, and our unaudited Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2018 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology clinical programs. Our management team has extensive experience in product development and commercialization, having served in leadership roles at several leading dermatology companies. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for pediatric and adult patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research programs in other areas of dermatology.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic wipe that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for a range of bodily functions, including the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers and a preferred dispensing partner (together, “Customers”) in September 2018, and QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL-13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring cytokine that is thought to play an important role in mediating effects of inflammation on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other indications, except Roche retained certain rights, including exclusive rights to develop and promote lebrikizumab for interstitial lung diseases, such as idiopathic pulmonary fibrosis (the “Retained Field”), and rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes. The Roche Agreement became effective in September 2017 upon the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the terms of the Roche Agreement, Roche relinquished its rights in the Retained Field effective July 13, 2018 and all of Roche’s rights and all of our obligations with respect to the Retained Field expired. Accordingly, we have exclusive, worldwide rights to develop and commercialize lebrikizumab for all indications. Roche’s rights to use lebrikizumab for internal research purposes and for in vitro diagnostic purposes remain. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We completed enrollment of a total of 280 patients ages 18 years and older in the Phase 2b clinical trial in October 2018 and expect to announce topline results by early April 2019.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since June 30, 2018:

QBREXZA

•

Launched QBREXZA on October 1, 2018 in pharmacies nationwide for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA was approved by the FDA in June 2018 and began shipping to Customers in September 2018.

•

Announced in September 2018 that two of the largest pharmacy benefit managers in the United States, Express Scripts, Inc. and OptumRx, had agreed to provide immediate coverage of QBREXZA through their national formularies, effective October 1, 2018. As of October 1, 2018, we had secured coverage for approximately 53% of the total U.S. commercial lives.

•	Announced in September 2018 the hiring of 112 therapeutic sales specialists, 14 division business managers and two regional business directors.
•

Presented new pediatric efficacy and safety data for glycopyrronium tosylate in patients with primary axillary hyperhidrosis in September 2018 at the European Academy of Dermatology and Venereology Congress.

•	Results from the pivotal Phase 3 studies were published online in July 2018 in the Journal of the American Academy of Dermatology.

Lebrikizumab

•	Completed patient enrollment in the Phase 2b clinical study of lebrikizumab in October 2018.

Financial Overview

For the three months ended September 30, 2018, net loss decreased 63% to $66.5 million from $179.2 million for the same period in 2017. The decrease is primarily due to our recognition in 2017 of acquired in-process research and development expenses of $128.6 million related to the Roche Agreement. We recognized revenue of $0.7 million for the three months ended September 30, 2018, comprised exclusively of net product sales of QBREXZA. We did not recognize any collaboration and license revenue for the three months ended September 30, 2018. Research and development expenses decreased 47% to $16.3 million for the three months ended September 30, 2018 compared to the same period in 2017, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 151% to $49.5 million for the three months ended September 30, 2018 compared to the same period in 2017, driven primarily by expenses related to the commercial launch of QBREXZA, as well as headcount growth and associated expenses.

For the nine months ended September 30, 2018, net loss decreased 39% to $149.7 million from $247.2 million for the same period in 2017. The decrease is primarily due to our recognition in 2017 of acquired in-process research and development expenses of $128.6 million related to the Roche Agreement. Product sales for QBREXZA were $0.7 million for the nine months ended September 30, 2018, related to the commencement of shipments of QBREXZA to our Customers in September 2018. Collaboration and license revenue was $39.4 million for the nine months ended September 30, 2018, an increase of $36.2 million compared to the same period in 2017, driven primarily by the $39.0 million revenue recognized pursuant to a transition agreement (“Transition Agreement”) that provided for an orderly transition of activities under the development and commercialisation agreement between us and UCB Pharma S.A. (“UCB”), dated March 21, 2014 (“UCB Agreement”), which provided for the development and commercialization of Cimzia, an injectable biologic tumor necrosis factor-alpha inhibitor for the treatment of psoriasis. Research and development expenses decreased 20% to $61.4 million for the nine months ended September 30, 2018 compared to the same period in 2017, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 170% to $120.8 million for the nine months ended September 30, 2018 compared to the same period in 2017, driven primarily by expenses related to the commercial launch of QBREXZA, as well as headcount growth and associated expenses. We also recorded an impairment charge of $1.1 million against intangible assets for the nine months ended September 30, 2018 related to our olumacostat glasaretil development program.

As of September 30, 2018, we had cash and investments of $389.7 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities, to commercializing QBREXZA, and to providing general and administrative support for our operations. We have financed our operations primarily through the sale of equity securities and convertible debt securities.

We have never been profitable and may never be profitable. As of September 30, 2018, we had an accumulated deficit of $673.2 million. We expect to incur significant costs to continue to commercialize QBREXZA and advance our lebrikizumab product candidate through clinical development. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require and the success of our business will be based in large part on the successful commercialization of QBREXZA and the outcome of the lebrikizumab Phase 2b clinical study. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Product Sales

Our product sales consist of sales of QBREXZA within the United States. Following the approval of QBREXZA by the FDA in June 2018 and, in advance of the availability of QBREXZA in pharmacies on October 1, 2018, we commenced shipments of QBREXZA in September 2018 to our Customers for distribution to pharmacies and patients. We recognize revenue from product sales when our Customers obtain control of our product, which is generally upon delivery.

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a patient savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

The following items of variable consideration are recorded at the time of revenue recognition and require significant estimates and judgment.

Commercial rebates and savings card program. We contract with certain third-party payers for the payment of rebates with respect to the utilization of QBREXZA. Rebates to these payers are based on contractual percentages applied to the amount of QBREXZA prescribed to patients who are covered by the plan or the organization with which we have contracts. We estimate and record rebates as a reduction to the transaction price in the same period the related product sales are recognized. We estimate commercial rebates based on contractual terms, estimated payer mix, industry information and other third-party data. We also have a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Reductions to product sales for the savings card program are estimated based on actual and expected program utilization.

Distribution fees and trade discounts.  We pay our Customers certain fees for distribution services for QBREXZA. We determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

Government rebates and chargebacks.  We are subject to discount obligations under state Medicaid programs, Medicare and other government programs. Reserves for these rebates and chargebacks are recorded as a reduction to the transaction price in the period the related product sales are recognized. Chargeback amounts represent credit we expect to issue to our Customers and are recorded as a reduction to trade and other receivables, net. Reductions to product sales for government managed programs are estimated based on statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers and expected utilization.

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on its expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input and market data for products with characteristics similar to QBREXZA.

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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenue:
Product sales	$717	$—	$717	*	$717	$—	$717	*
Collaboration and license revenue	—	1,066	(1,066)	(100)%	39,379	3,198	36,181	*
Total revenue	717	1,066	(349)	(33)	40,096	3,198	36,898	*
Costs and operating expenses:
Cost of sales	237	—	237	*	237	—	237	*
Research and development	16,292	30,788	(14,496)	(47)	61,428	76,626	(15,198)	(20)%
Acquired in-process research and development	—	128,555	(128,555)	(100)	—	128,555	(128,555)	(100)
Selling, general and administrative	49,510	19,754	29,756	151	120,790	44,667	76,123	170
Impairment of intangible assets	—	—	—	*	1,126	—	1,126	*
Total costs and operating expenses	66,039	179,097	(113,058)	(63)	183,581	249,848	(66,267)	(27)
Loss from operations	(65,322)	(178,031)	112,709	(63)	(143,485)	(246,650)	103,165	(42)
Interest and other income, net	2,198	1,721	477	28	5,969	3,585	2,384	66
Interest expense	(3,420)	(2,864)	(556)	19	(12,408)	(4,184)	(8,224)	197
Loss before taxes	(66,544)	(179,174)	112,630	(63)	(149,924)	(247,249)	97,325	(39)
Benefit for income taxes	—	—	—	*	194	—	194	*
Net loss	$(66,544)	$(179,174)	$112,630	(63)%	$(149,730)	$(247,249)	$97,519	(39)%

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of QBREXZA product sales and collaboration and license revenue. The collaboration and license revenue relates to (i) payments received in connection with the Transition Agreement with UCB and (ii) our exclusive license agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”).

We recognized $0.7 million in net product sales for the three and nine months ended September 30, 2018, related to sales of QBREXZA. We commenced shipments of QBREXZA to our Customers in September 2018, in advance of the availability of QBREXZA in pharmacies on October 1, 2018.

We did not recognize any collaboration and license revenue for the three months ended September 30, 2018. We recognized $39.4 million in collaboration and license revenue for the nine months ended September 30, 2018 pursuant to the Transition Agreement with UCB, consisting primarily of the $39.0 million revenue recognized in connection with the FDA’s approval of Cimzia for the treatment of moderate-to-severe chronic plaque psoriasis in May 2018. No collaboration and license revenue from UCB will be recognized in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized. We recognized $1.1 million and $3.2 million in collaboration and license revenue for the three and nine months ended September 30, 2017, respectively, related to the ratable recognition of the $25.0 million upfront payment received pursuant to the Maruho G.T. Agreement in accordance with Topic 605. Collaboration and license revenue for the three and nine months ended September 30, 2018 under Topic 605 would have been $1.1 million and $42.9 million, respectively.

Cost of sales.  Cost of sales was $0.2 million for the three and nine months ended September 30, 2018. In periods prior to receiving FDA approval for QBREXZA, we expensed all inventory and related costs associated with the manufacture of QBREXZA to research and development expense. Cost of sales for the three and nine months ended September 30, 2018 would have been $0.4 million if we had not used inventory that was previously expensed.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	$ Change	2018	2017	$ Change
	(in thousands)
External costs:
QBREXZA[1]	$1,174	$5,337	$(4,163)	$3,718	$11,211	$(7,493)
Lebrikizumab[2]	6,348	89	6,259	12,951	89	12,862
Cimzia[3]	—	5,591	(5,591)	75	13,997	(13,922)
Olumacostat glasaretil[4]	(324)	10,189	(10,513)	10,186	25,836	(15,650)
Other external research and development expenses	1,407	689	718	4,384	1,341	3,043
Internal costs	7,687	8,893	(1,206)	30,114	24,152	5,962
Total research and development expenses	$16,292	$30,788	$(14,496)	$61,428	$76,626	$(15,198)
1.

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

2.	We initiated a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in January 2018 and completed enrollment in October 2018.
3.

In November 2017, we entered into the Transition Agreement with UCB, which provided for an orderly transition of the development and commercialization activities through June 2018 under the UCB Agreement and terminated the collaboration on February 15, 2018. Cimzia was approved by the FDA for the treatment of moderate-to-severe chronic plaque psoriasis in May 2018.

4.

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we expect to discontinue the program. We have made and will continue to make additional adjustments to previously recognized expenses.

Research and development expenses decreased $14.5 million, or 47%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease was primarily due to reductions in clinical trial activities totaling $16.1 million related to our olumacostat glasaretil and Cimzia development programs and $4.2 million related to QBREXZA, which were partially offset by an increase of $6.3 million related to our lebrikizumab product candidate.

Research and development expenses decreased $15.2 million, or 20%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to reductions in clinical trial activities totaling $29.6 million related to our olumacostat glasaretil and Cimzia development programs and $7.5 million related to QBREXZA, which were partially offset by increases of $12.9 million related to our lebrikizumab product candidate and $6.0 million in internal costs related to headcount growth and associated expenses. The $7.5 million reduction in expenses related to QBREXZA was inclusive of a $2.0 million small business waiver fee refund from the FDA recorded in the second quarter of 2018.

Manufacturing costs related to QBREXZA are capitalized as inventory and subsequently expensed as cost of sales when that inventory is sold. The timing and amount of research and development expenses incurred in future years will depend upon the timing and outcomes of current or future clinical studies and associated manufacturing activities for our lebrikizumab product candidate and new product candidates resulting from our early-stage research programs or business development activities.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and related costs, including stock-based compensation, for personnel in our selling, general and administrative functions, including our sales and marketing and medical affairs functions, and costs for advertising and promotion, market research and commercial planning services and professional fees for audit, tax and legal services.

Selling, general and administrative expenses increased $29.8 million, or 151%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to a $16.2 million increase in external costs to prepare for the commercial launch of QBREXZA, inclusive of advertising and promotion expenses, and a $13.6 million increase in internal costs related to headcount growth and associated expenses.

Selling, general and administrative expenses increased $76.1 million, or 170%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to a $45.3 million increase in external costs to prepare for the commercial launch of QBREXZA, inclusive of advertising and promotion expenses, and a $30.8 million increase in internal costs related to headcount growth and associated expenses.

We expect our selling, general and administrative expenses to increase in 2019 due primarily to the annualization of costs incurred in 2018 as we expanded our operating activities, increased our headcount and built out our infrastructure to support commercialization of QBREXZA, as well as an increase in promotional activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

In May 2017, we sold $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due 2022 (“Notes”) in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of September 30, 2018, we had $287.5 million in aggregate principal amount of Notes outstanding.

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

In November 2015, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million. The shelf registration statement expired on November 2, 2018.

As of September 30, 2018, we had $389.7 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to acquire in-process research and development projects. As of September 30, 2018, we had an accumulated deficit of $673.2 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future for commercialization of QBREXZA, the clinical development and potential commercialization of our current and any future product candidates we may choose to pursue and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(134,800)	$(72,323)
Investing activities	(17,326)	(37,311)
Financing activities	1,180	461,472
Net increase (decrease) in cash and cash equivalents and restricted cash	$(150,946)	$351,838

Operating Activities.  Net cash used in operating activities was $134.8 million for the nine months ended September 30, 2018 and consisted of a net loss of $149.7 million and a $15.3 million increase in net operating assets, offset by $30.2 million in non-cash charges. The increase in net operating assets consisted primarily of a $10.0 million decrease in refund liability, a $2.6 million increase in prepaid expenses and other current assets, a $2.1 million increase in trade and other receivables, net, a $2.1 million decrease in accounts payable, a $2.0 million increase in other assets and a $2.0 million increase in inventory. These changes were partially offset by a $5.9 million increase in accrued liabilities. Non-cash charges included $22.7 million of stock-based compensation, $4.6 million of amortization of discount for payments related to acquired in-process research and development, $1.4 million of amortization of convertible note discount and issuance costs and $1.1 million of impairment of intangible assets related to olumacostat glasaretil. Net cash used in operating activities was $72.3 million for the nine months ended September 30, 2017 and consisted of a net loss of $247.2 million, offset by $146.9 million in non-cash charges and a $28.0 million decrease in net operating assets. Non-cash charges included $128.6 million in acquired in-process research and development expense related to the Roche Agreement, $15.2 million of stock-based compensation expense and $1.9 million of net amortization of premiums on available-for-sale securities. The decrease in net operating assets consisted primarily of a $21.4 million decrease in trade and other receivables, net, attributable to the receipt of the third and fourth milestone payments from UCB, which were recognized in the fourth quarter of 2016, a $9.5 million increase in accrued liabilities and a $3.8 million decrease in prepaid expenses and other current assets. These changes were partially offset by a $3.8 million decrease in accounts payable and a $3.2 million decrease in deferred revenue.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2018 was $17.3 million, which resulted primarily from purchases of investments of $258.1 million and from payments made pursuant to in-license agreements with Roche and Rose U LLC of $26.0 million, partially offset by proceeds from maturities of investments of $267.4 million. Net cash used in investing activities for the nine months ended September 30, 2017 was $37.3 million, which resulted primarily from purchases of investments of $225.9 million, partially offset by proceeds from maturities of investments of $188.7 million.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2018 was $1.2 million, which resulted from net proceeds from the issuance of common stock in connection with equity awards. Net cash provided by financing activities for the nine months ended September 30, 2017 was $461.5 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.3 million from the sale of the Notes.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and prepare for potential commercialization of and commercialize any approved products. We believe that existing cash and investments on hand as of September 30, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to complete a potential Phase 3 program for lebrikizumab, to mid-2020 and to: commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to raise debt or sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

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

During the nine months ended September 30, 2018, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2018, we added additional controls related to the commercialization of QBREXZA™ (glycopyrronium) cloth, including controls related to the recording of product sales. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), was recently approved by the U.S. Food and Drug Administration (“FDA”) for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older and became available in pharmacies nationwide on October 1, 2018. The success of our business will depend on the successful commercialization of QBREXZA. The commercial success of QBREXZA will depend on a number of factors, including the following:

•

the effectiveness of our sales team and our ability to scale our distribution capabilities (see also “—We recently built a team of sales representatives and our distribution capabilities. If we are unable to establish effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product sales.”);

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

•

our ability to ensure compliance with federal and state healthcare laws and regulations (see also “—Our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.” and “—We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.”); and

•

our ability to establish and enforce intellectual property rights in and to QBREXZA and avoid third-party patent interference or intellectual property infringement claims (see also “—Risks Related to Our Intellectual Property”).

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to commercialize our product, which would harm our business, financial condition, operating results and prospects.

We recently built a team of sales representatives and our distribution capabilities. If we are unable to establish effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product sales.

To achieve commercial success, we must effectively maintain our commercial infrastructure, including our sales and distribution capabilities, as well as continue to expand our organization cross-functionally to enable us to execute on our commercialization goals. Factors that may inhibit our efforts to successfully commercialize QBREXZA through our own sales organization include:

•	our inability to train and retain adequate numbers of effective sales personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe QBREXZA;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with maintaining an independent sales organization.

There are significant risks involved in managing a sales organization, including our ability to retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel and effectively manage a geographically dispersed sales team. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems to augment our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize QBREXZA. Even if we are able to enter into such arrangements, we will likely have little control over these third parties, and any such third party may fail to devote the necessary resources and attention to sell and market our product effectively. Any failure in our ability to maintain our commercial infrastructure and sales and distribution capabilities would adversely impact the commercialization of our product. The inability to successfully commercialize our product, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

We have contracted with a third-party logistics company to warehouse QBREXZA and distribute it to wholesalers, distributors, pharmacies, hospitals and other drug suppliers that will ultimately distribute our product directly to patients. Our third-party logistics company also provides billing, collection and returns services. This distribution network requires significant coordination with our market access, finance, quality and technical operations teams. Failure to maintain our contracts with our third-party logistics company, wholesalers, distributors, pharmacies, hospitals or other drug suppliers, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of our product. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales. If we are unable to effectively manage the distribution process, sales of QBREXZA could be severely compromised and our business, financial condition, operating results and prospects would be harmed.

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

A trend in the healthcare industry is cost containment. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs by, among other methods, limiting or preventing (via formulary exclusion) coverage for particular medications, requiring drug companies to provide them with varying levels of discounts from list prices and challenging the value of list prices charged for medical products. Coverage decisions may depend upon the size of a patient population, perceptions of clinical efficacy and economic standards that may disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

Our inability to promptly obtain insurance coverage, profitable reimbursement rates or access to third-party payers’ drug formularies from private payers and, to a smaller degree, government-funded health insurance for our product, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;
•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician and patient willingness to adopt a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;

•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for QBREXZA to commercial levels; and
•	our ability to manage our operations to effectively support our commercialization activities.

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

•	regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the QBREXZA label or field alerts to physicians and pharmacies;
•	we may be required to institute a risk evaluation and mitigation strategy;
•	we may have limitations on how we promote QBREXZA;
•	we may be required to change the way QBREXZA is administered or modify the product in some other way;
•	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of QBREXZA;
•	sales of QBREXZA may decrease significantly; and
•	our brand and reputation may suffer.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and the commercialization of QBREXZA. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. QBREXZA and our past and current product candidates were designed to affect important bodily functions and processes. Any side effects, manufacturing defects, failure to follow instructions, misuse or abuse associated with our product or product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we provide assurances that our insurance coverage will be sufficient to cover our liability under any such cases.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute commercial quantities of QBREXZA. Our ability to commercially supply QBREXZA depends, in part, on our ability to successfully manufacture drug substance and other substances and materials used in QBREXZA from third parties and to have the finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for sale. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize QBREXZA.

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

Other Risks Related to Our Business and Financial Operations

We have had significant and increasing operating expenses and we will require substantial additional financing to achieve our goals, which we may not be able to obtain when needed and on acceptable terms, or at all. We have a history of losses, we have not generated any significant revenue from product sales and we may not be able to achieve or maintain profitability, which could cause our business and operating results to suffer.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. QBREXZA, which became available in pharmacies nationwide on October 1, 2018, is our only product approved for commercialization. We have not generated any significant revenue from product sales. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $149.7 million and $247.2 million for the nine months ended September 30, 2018 and 2017, respectively, and of $303.3 million and $89.1 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, we had an accumulated deficit of $673.2 million.

We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the development of our product candidates and, more recently, preparation for the commercial launch of QBREXZA. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue through future sales of QBREXZA, any future products and our current and potential future collaborations. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of September 30, 2018, we had capital resources consisting of cash and investments of $389.7 million. We will continue to expend substantial cash resources for the foreseeable future for the commercialization of QBREXZA and the clinical development of our current product candidate and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of September 30, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to complete a potential Phase 3 program for lebrikizumab, to mid-2020 and to: commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. See also “—Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.” We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

The amount and timing of our future funding requirements will depend on many factors, including:

•	costs to maintain our infrastructure to continue our commercialization of QBREXZA;
•	the cost of commercialization activities, including manufacturing, marketing, sales and distribution costs;
•	the degree and rate of market acceptance of QBREXZA;
•	the amount of revenue generated from future sales of QBREXZA;
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

We need to effectively manage the increased size and complexity of our organization to execute our business strategy.

We recently experienced significant growth in the number of our employees and the scope of our operations as we prepared for commercialization of QBREXZA. Our need to manage our operations, growth and various projects effectively requires that we:

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

To effectively manage the increased size and complexity of our organization, we may incur significant costs and our management and business development resources may be diverted. If we are unable to successfully implement the tasks necessary to effectively manage the increased size and complexity of our organization and execute our business strategy, our ability to achieve our research, development and commercialization goals may be materially adversely impacted.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product sales.

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

Our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, CROs, distributors, prescribers and any partners with which we may collaborate may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.  If our operating results fall below expectations, our stock price may be adversely impacted.

Our operations to date have been primarily limited to researching and developing our product candidates, undertaking preclinical studies and clinical trials of our product candidates and, more recently, preparing for the commercial launch of QBREXZA. QBREXZA, our only product approved for commercialization, became available in pharmacies nationwide on October 1, 2018. Our revenue and profitability will depend in large part on the successful commercialization of QBREXZA. Our future operating results are difficult to predict and may fluctuate significantly from period to period due to many factors, such as revenue from product sales, expenditures and payments relating to collaboration and license agreements and stock-based compensation expense.

Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate as they are based on multiple assumptions which may prove to be incorrect. For example, we contract with certain third-party payers for the payment of rebates with respect to the utilization of QBREXZA and rebates to these payers are based on contractual percentages applied to the amount of QBREXZA prescribed to patients who are covered by the plan or the organization with which the third-party payer contracts. We have also implemented a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Reductions to product sales for the savings card program are estimated based on actual and expected program utilization. We recognize product sales at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a patient savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Our estimates of variable consideration are based on assumptions relating to, among other things, the mix of patients who purchase QBREXZA who are fully insured, underinsured and uninsured and the utilization of our savings card program, rebates, discounts and other pricing concessions and fees. If our gross-to-net estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period to reported product sales and earnings.

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
•

gross-to-net deductions, including rebates, discount, other pricing concessions and fees that we may provide to integrated delivery networks, group purchasing organizations, other purchasers and pharmacy benefits managers and other third-party payers;

•	the mix of fully insured, underinsured and uninsured patients who purchase QBREXZA and the utilization of our savings card program;
•	our dependency on third-party manufacturers to supply or manufacture our current and any future product candidates;
•	our ability to maintain an effective sales and our marketing and distribution infrastructure that supports our commercial growth;
•	market acceptance of our current and any future products, if approved, and our ability to forecast demand for those products;
•	our ability to receive regulatory approval and commercialize our current and any future product candidates;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code will be eliminated beginning in 2019. Additionally, in October 2018, the U.S. President has proposed to lower Medicare Part B drug prices, in addition to contemplating other measures to lower prescription drug prices.  While this proposal has not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our approved product or additional pricing pressures.

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

•

federal and state laws requiring pricing transparency or limiting price increases, which are in existence today or are anticipated to be in existence in the near future, may limit the ability to raise prices, require disclosure of price increases or require disclosure of the wholesale acquisition cost of pharmaceutical products to governmental agencies and consumers; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

During the period between January 1, 2016 and October 31, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $7.12 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of September 30, 2018, we had 42,114,401 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 42% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

Furthermore, we completed a sale of $287.5 million aggregate principal amount of Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

On November 2, 2015, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 24, 2015. In June 2016, we sold 5,175,000 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement for aggregate gross proceeds of $144.9 million. The shelf registration statement will expire on November 24, 2018.

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

We intend to file a new shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Furthermore, pursuant to a sales agreement between us and Cowen and Company, LLC (“Cowen”), common stock with an aggregate offering price of up to $75.0 million may be issued and sold pursuant to an “at-the-market” offering for sales of our common stock. Subject to the declaration of effectiveness of the registration statement by the SEC, certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a sales notice to Cowen at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or Cowen pursuant to the terms of the sales agreement. The number of shares that are sold by Cowen after delivering a sales notice will fluctuate based on the market price of our common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. As of the date hereof, no shares of our common stock have been sold pursuant to the sales agreement.

Our directors and executive officers, together with their affiliates, will be able to exert significant influence over us and could impede a change of corporate control.

As of September 30, 2018, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

In May 2017, we completed an offering of the Notes in a private placement in reliance on Section 4(a)(2) of the Securities Act (the “Notes Offering”). The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 7, 2018.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)