Form 10-K
period 2018-12-31
Dermira, Inc.
filed 2019-02-26
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $318,291,176 (based on a closing price of $9.20 per share as reported by The Nasdaq Global Select Market on June 29, 2018). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s officers, directors and certain stockholders as of June 29, 2018 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non‑voting common equity.

As of February 19, 2019, the number of outstanding shares of the Registrant’s common stock, par value $0.001 per share, was 42,328,167.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

Dermira, Inc.

Form 10‑K

For the Fiscal Year Ended December 31, 2018

Unless the context indicates otherwise, as used in this report, the terms “Company,” “Dermira,” “Registrant,” “we,” “us” and “our” refer to Dermira, Inc., a Delaware corporation, and its sole subsidiary taken as a whole.

“Dermira” is a registered trademark in Australia, Canada, the European Union, Japan, Mexico, Switzerland and the United States.  “Dermira” and logo and “D” and logo are registered trademarks in China, the European Union, Hong Kong, Japan and Mexico and are pending trademark applications in Canada and the United States. “Qbrexza” is a registered trademark in Japan, Mexico and the United States and is a pending trademark application in Canada, China, European Union, Hong Kong and South Korea. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10‑K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10‑K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

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

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for pediatric and adult patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

We are focused on the development of therapeutic solutions in medical dermatology to treat skin conditions, such as hyperhidrosis and atopic dermatitis. These diseases impact millions of people worldwide and can have significant, multidimensional effects on patients’ quality of life, including their physical, functional and emotional well‑being. According to multiple published studies, patients report that medical dermatology conditions affect quality of life in ways comparable to other serious diseases, such as cancer, heart disease, diabetes, epilepsy, asthma and arthritis.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic cloth that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers and a preferred dispensing partner (together, “Customers”) in September 2018, and QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL-13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring cytokine that is thought to play an important role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We completed enrollment of 280 patients ages 18 years and older in the Phase 2b clinical trial in October 2018 and expect to announce topline results in the second half of March 2019.

•	Early-stage research and development programs in other areas of dermatology.

Our Strategy

Our strategy is to develop and commercialize innovative and differentiated therapies that we believe can advance the standard of care for patients with dermatologic diseases. The key components of our strategy are to:

•

Commercialize QBREXZA and any other products for which we secure marketing approval.  We are commercializing QBREXZA and currently plan to commercialize our other approved products, if any, in the United States by deploying a specialized sales force targeting primarily dermatologists, as well as other healthcare practitioners. We believe that we can compete effectively in the medical dermatology market by having our own sales and marketing and medical affairs organizations that provide high levels of customer support and scientific expertise to patients, dermatologists and other healthcare practitioners. We may partner with third parties to help us reach additional geographic markets or medical specialties. For example, we have granted an exclusive license to Maruho Co., Ltd. (“Maruho”) to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan.

•

Rapidly develop our lebrikizumab product candidate.  In our QBREXZA program, we produced positive Phase 2b clinical trial results within nine months of initiating our first clinical trial and positive Phase 3 clinical trial results within 10 months of initiating our Phase 3 clinical program. In our lebrikizumab program, we initiated our first clinical trial within five months of the closing of the Roche Agreement and completed patient enrollment in this clinical trial within nine months thereafter. We believe that our team’s expertise in designing and executing product development programs in medical dermatology will enable us to rapidly develop our lebrikizumab product candidate.

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

•

In‑license and acquire new products and product candidates.  Since our founding in 2010, we have executed multiple transactions resulting in our existing portfolio. For example, in April 2013, we entered into agreements with Rose U LLC (“Rose U”) and Stiefel Laboratories, Inc., a GSK company (“Stiefel”), to obtain rights to intellectual property related to our hyperhidrosis program. In August 2017, we entered into the Roche Agreement pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. We intend to continue to identify, evaluate, in‑license and acquire products and product candidates from various sources by leveraging the insights, network and experience of our management team. Our objective is to maintain a well‑balanced portfolio and leverage our development and commercial capabilities by in‑licensing or acquiring additional products and product candidates across various stages of development and commercialization.

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

Our Product and Product Candidates Portfolio

Our portfolio of product and product candidates is summarized in the following figure:

*Worldwide rights subject to option and license agreement with Almirall, S.A.

QBREXZA

Overview

QBREXZA, a topical, once-daily anticholinergic cloth, was approved by the FDA in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to Customers in September 2018, and QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

In the body, sweat is produced by glands in the skin and released to the skin surface through ducts. Sweat gland activity is controlled by the nervous system. The nervous system transmits signals to the sweat glands through a neurotransmitter called acetylcholine. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine.

Primary hyperhidrosis can affect the underarms, palms of the hands, soles of the feet, face and other areas. According to a study published in 2016, the prevalence of hyperhidrosis in the United States is estimated to be 4.8% of the population, or approximately 15.3 million people. According to this study, 65% of hyperhidrosis sufferers in the United States have axillary hyperhidrosis. Additionally, several studies have demonstrated that excessive sweating often impedes normal daily activities and can result in occupational, emotional, psychological, social and physical impairment. Studies also suggest that the negative impact caused by excessive sweating has been reported to be similar to, if not greater than, the negative impact caused by conditions such as psoriasis and other chronic diseases. There are very few approved treatments for hyperhidrosis, and the unmet medical need remains high.

The market for products to control sweating is large and highly underpenetrated by prescription pharmaceutical products. Despite the limited efficacy of over‑the‑counter (“OTC”) antiperspirants for the alleviation of hyperhidrosis symptoms, according to the 2016 study, only about half of patients suffering from hyperhidrosis have discussed their condition with a healthcare professional (“HCP”). The reasons most commonly cited by hyperhidrosis sufferers for not discussing their excessive sweating with an HCP are lack of awareness that hyperhidrosis is a medical condition and belief that nothing can be done to treat their condition. Of those who do see an HCP about their excessive sweating, 53% were diagnosed with hyperhidrosis. In addition, patients may suffer from excessive sweating for years before seeking treatment. One study analyzing data from 1993‑2005 indicated that patients experienced an average duration of untreated symptoms of 8.9 years. We believe that this is largely a result of the lack of effective, well‑tolerated and convenient prescription treatment options. For example, according to a survey of 398 axillary hyperhidrosis sufferers in the United States conducted by Dermira in July 2018 prior to the launch of QBREXZA, approximately two-thirds of those surveyed indicated they were not satisfied with the products they were currently using to treat their condition. Patients who seek treatment from a physician most commonly receive prescription topical antiperspirants. According to data provided by IQVIA NPA, these topical antiperspirants generated approximately 408,000 prescriptions in the United States in 2018. However, their use is limited by modest efficacy, particularly in patients with more severe disease and skin irritation. We believe that the market opportunity for a new, effective, well‑tolerated and self-administered prescription topical axillary hyperhidrosis treatment is substantially larger than the current market for prescription topical antiperspirants because such a therapy could further penetrate the segment of patients who seek treatment from a physician and encourage more patients to seek treatment. Prior to the availability of QBREXZA, therapeutic options for patients who are unsatisfied with topical antiperspirants are largely limited to more cumbersome or invasive strategies directed to blocking the activation of, destroying or removing the sweat glands by injectable, systemic, surgical or other means. These treatment options, which include injectable botulinum toxin (“Botox”) and off‑label use of oral anticholinergic agents, are often poorly tolerated and are used much less frequently than topical therapies. QBREXZA is the first and only FDA-approved once-daily, topical prescription treatment for the treatment of primary axillary hyperhidrosis.

Clinical Development

Prior to FDA approval of QBREXZA, three Phase 2 clinical trials and three Phase 3 clinical trials to evaluate efficacy and safety were completed. The Phase 3 program comprised two pivotal clinical trials named ATMOS-1 and ATMOS-2 that were designed to assess the safety and efficacy of QBREXZA relative to vehicle and one clinical trial named ARIDO that was designed to assess the long-term safety of QBREXZA.

The ATMOS-1 and ATMOS-2 Phase 3 trials were conducted in subjects with primary axillary hyperhidrosis and enrolled a total of 697 patients nine years of age or older. Inclusion criteria required that prior to the start of treatment, all subjects produce at least 50 mg of sweat in each axilla over a 5-minute period and rate the severity of their sweating daily over a week with a mean score of 4 or higher on the Axillary Sweating Daily Diary (“ASDD”) item #2, a patient reported outcome instrument scored from 0 (no sweating) to 10 (worst possible sweating). The median sweat production over 5 minutes at baseline was 122 mg in the QBREXZA arm and 113 mg in the vehicle arm in Trial 1, and 127 mg in the QBREXZA arm and 117 mg in the vehicle arm in Trial 2. The average weekly mean score on the ASDD item #2 at baseline was approximately 7.2 across both trials.

Subjects were randomized to receive either QBREXZA or vehicle applied once daily to each axilla. The co-primary endpoints were the proportion of subjects having at least a 4-point improvement from baseline in the weekly mean ASDD item #2 score at week 4 and the mean absolute change from baseline in gravimetrically measured sweat production at week 4.

The results of ATMOS-1 (“Trial 1”) and ATMOS-2 (“Trial 2”) are presented in the table below:

Lebrikizumab

Overview

Lebrikizumab is our late-stage product candidate for the treatment of moderate-to-severe atopic dermatitis. IL-13 is a naturally occurring molecule that is thought to play a central role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/IL-4 receptor complex and subsequent signaling, thereby inhibiting the biological effects of IL-13 in a targeted and efficient fashion. Roche has studied lebrikizumab in clinical trials involving more than 4,000 subjects across a range of conditions, such as asthma, chronic obstructive pulmonary disease and idiopathic pulmonary fibrosis, including two exploratory Phase 2 clinical trials in moderate-to-severe atopic dermatitis patients. In August 2017, we entered into a licensing agreement with Roche pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications.

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

The introduction of new, targeted therapies, such as Dupixent, is projected to transform the treatment of moderate-to-severe atopic dermatitis in much the same way that the advent of biologic therapies transformed the treatment of moderate-to-severe psoriasis over the past 15 years. Prior to FDA approval of the first biologic therapy for psoriasis in 2003, moderate-to-severe psoriasis was treated with many of the same oral immunosuppressants used to treat atopic dermatitis today, with moderate efficacy and well-documented side effects. According to Decision Resources, since the FDA approved the first biologic therapy for psoriasis in 2003, and with the subsequent introduction of systemic, biologic and small-molecule therapies targeting a range of inflammatory mediators, the market for psoriasis therapies in the United States has grown approximately tenfold and is projected to total more than $13 billion in sales in 2025.

In comparison with psoriasis, which Decision Resources estimates currently affects approximately 8.6 million people in the United States, of whom approximately 1.7 million suffer from moderate-to-severe disease, atopic dermatitis is estimated to affect 33 million people in the United States, of whom approximately 7 million suffer from moderate-to-severe disease. With the introduction of new, targeted therapies, such as Dupixent, Decision Resources estimates that sales of atopic dermatitis medications in the United States will grow from approximately $0.8 billion in 2016 to approximately $14.8 billion by 2025.

IL-13 and Lebrikizumab.  IL-13 is thought to play a central role in promoting allergic inflammation and mediating its effects on bodily tissues in atopic dermatitis and other allergic diseases. Studies suggest that IL-13 contributes to many of the characteristic manifestations of atopic dermatitis, including skin barrier dysfunction, itch, infection and skin remodeling. In promoting allergic inflammation, IL-13 stimulates recruitment, activation and maturation of immune cells, including production of inflammatory mediators. In the skin, IL-13 is highly expressed in atopic dermatitis lesions, where expression levels appear to correlate with lesion severity and chronicity. IL-13 mediates the effects of inflammation on skin tissue via several means. It is hypothesized that dysregulation of IL-13 disrupts the skin’s ability to serve as an effective barrier to environmental exposures, and it has been established that IL-13 down-regulates production of structural proteins that are important for maintenance of skin barrier integrity. In addition to its impact on skin barrier function, recent research has shown that IL-13 is a neuronal enhancer in multiple itch pathways and may be driving chronic itch in atopic dermatitis. IL-13 also suppresses immune responses to infectious microbes and stimulates collagen production and skin remodeling, suggesting it may contribute to the increased rate of infection and dysregulated skin tissue repair observed in atopic dermatitis patients. Blocking IL-13 has been shown to increase production of skin barrier proteins, reduce sensitivity to mediators of itch, enhance responses to infectious microbes, reduce tissue remodeling and reduce inflammation in preclinical models of atopic dermatitis. Successful treatment of atopic dermatitis normalizes both IL-13 expression and IL‑13‑mediated signaling. Recent clinical studies have demonstrated improvements in signs and symptoms in atopic dermatitis patients treated with monoclonal antibodies targeting IL-13.

We believe that lebrikizumab may offer an attractive and differentiated approach to the treatment of atopic dermatitis. Based on the central role of IL-13 in atopic dermatitis and lebrikizumab’s unique molecular profile, combining a differentiated mechanism of action, high affinity for its target and robust pharmacokinetics, we believe targeting IL-13 with lebrikizumab presents an opportunity to deliver a therapy with a compelling combination of safety, tolerability, efficacy, convenience and ease of use to people living with moderate-to-severe atopic dermatitis and the HCPs who care for them. Lebrikizumab is designed to bind IL-13 with high affinity, specifically preventing formation of the IL-13 receptor/IL-4 receptor complex and subsequent signaling, thereby inhibiting the biological effects of IL-13 in a targeted and efficient fashion. From a pharmacokinetic standpoint, whereas many antibodies that bind receptor proteins are rapidly cleared from the body following binding to their targets, lebrikizumab, like many antibodies that bind circulating proteins, such as IL-13, is cleared from the body more slowly, suggesting it could potentially be administered less frequently than other antibodies. Relative to other antibodies targeting IL-13, lebrikizumab has high affinity for its target, as well as a differentiated mechanism of action that does not involve inhibition of the binding of IL-13 to an alternate IL-13 receptor that serves as a natural regulator of IL-13 activity. Relative to small molecules, such as those that inhibit widespread cellular signaling proteins called janus kinases (“JAK inhibitors”), thereby broadly reducing the transmission of immune responses induced by a range of stimuli, evidence suggests targeted inhibition of IL-13 via monoclonal antibodies like lebrikizumab could result in a lower risk of side effects and associated clinical monitoring requirements, in addition to requiring substantially less frequent administration. As a result, we believe that lebrikizumab could be safer, better tolerated, more effective, more convenient and/or easier to use than Dupixent and many other products in development for atopic dermatitis.

Roche studied lebrikizumab in clinical trials involving more than 4,000 subjects across a range of conditions, including two exploratory Phase 2 clinical trials in moderate-to-severe atopic dermatitis patients. In addition to the initial efficacy results generated in atopic dermatitis patients, we believe the substantial safety experience accumulated across the lebrikizumab program to date is supportive of the development of lebrikizumab in atopic dermatitis.

Additionally, the potentially important role of IL-13 in mediating the effects of inflammation across multiple bodily tissues suggests that lebrikizumab may have applicability in conditions beyond atopic dermatitis. We intend to consider further investigating diseases in which inhibition of IL-13 can have potential therapeutic benefits for patients.

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

After two weeks of twice daily TCS therapy, patients in the TREBLE study were randomized 1:1:1:1 to receive either a single dose of 125 milligrams (“mg”) of lebrikizumab plus continued TCS (n=52), a single, 250-mg dose of lebrikizumab plus TCS (n=53), 125 mg of lebrikizumab every four weeks (“q4w”) plus TCS (n=51), or placebo q4w plus TCS (n=53), for up to 12 weeks. The primary endpoint was the percentage of patients achieving a 50% reduction from baseline in the 72-point clinical grading scale called the Eczema Area and Severity Index (“EASI-50”), an endpoint that has been widely used to measure treatment success in clinical atopic dermatitis trials, at the end of the 12-week treatment period. In addition, the time course of response to lebrikizumab treatment was assessed via a range of other measures, including EASI-50, as well as the proportion of patients achieving a 75% reduction from baseline in EASI score (“EASI-75”), the proportion of patients achieving a 90% reduction from baseline in EASI score (“EASI-90”), and the proportion of patients achieving clearing or near clearing of atopic dermatitis, as rated by the investigator on a five-point scale called the Investigator Global Assessment that ranges from zero, representing clear skin, to four, representing severe disease (“IGA0/1”). Inclusion criteria required that patients had an inadequate response to TCS and a regular emollient, and at both screening and the end of the initial two weeks of TCS treatment prior to the initiation of lebrikizumab treatment, had an EASI score of at least 14 and an IGA score of at least three.

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

We believe that the dose-response relationships observed across multiple endpoints, as well as trends toward improved efficacy with increasing dose and duration, suggest that increasing the dose and/or duration of repeated administration of lebrikizumab may result in improved efficacy in ongoing and future clinical atopic dermatitis trials, an effect that may be further improved by the introduction of a loading dose to achieve steady-state circulating lebrikizumab concentrations shortly after the start of therapy. Additionally, we believe that the time course of the responses observed in the TREBLE study, including following single doses of lebrikizumab, suggest that it may be feasible to administer lebrikizumab q4w, if not less frequently, in atopic dermatitis.

ARBAN Phase 2 Exploratory Clinical Study. ARBAN was an open-label study designed to assess the safety of lebrikizumab as a monotherapy, with an exploratory assessment of efficacy, in adult patients with moderate-to-severe atopic dermatitis. Clinical improvements were observed in patients treated with lebrikizumab.

Safety and Tolerability.  Consistent with results observed across the lebrikizumab program to date, lebrikizumab was generally well-tolerated in these exploratory clinical studies in atopic dermatitis. There were no imbalances in the proportions of patients reporting adverse events, serious adverse events, events leading to discontinuation, or overall infections when comparing all lebrikizumab-treated patients with controls. Four patients (2.2%) in the lebrikizumab groups (all doses combined) and two control patients (2.5%) experienced an adverse event that led to withdrawal from the studies. Injection-site reactions occurred infrequently (in 1.2% of patients in all lebrikizumab groups and 1.3% of control patients).

Phase 2b Clinical Program.  In January 2018, we initiated a randomized, double-blind, placebo-controlled, parallel-group, Phase 2b dose-ranging study to evaluate the safety and efficacy of lebrikizumab as a monotherapy in patients with moderate-to-severe atopic dermatitis. Based on early clinical experience with lebrikizumab, the study is designed to build on the body of evidence supporting targeting of IL-13 in atopic dermatitis by evaluating three different dosing regimens, with the objective of optimizing the clinical profile of lebrikizumab and establishing the dosing regimen for a potential Phase 3 program. The study enrolled 280 patients ages 18 years and older with moderate-to-severe atopic dermatitis in the United States randomized in a 3:3:3:2 fashion as follows:

•	Group 1: A loading dose of 250 mg of lebrikizumab at week zero, followed by 125 mg of lebrikizumab every four weeks.
•	Group 2: A loading dose of 500 mg of lebrikizumab at week zero, followed by 250 mg of lebrikizumab every four weeks.
•	Group 3: A loading dose of 500 mg of lebrikizumab at weeks zero and two, followed by 250 mg of lebrikizumab every two weeks.
•	Group 4: Placebo at week zero and every two weeks thereafter.

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

This Phase 2b clinical trial completed enrollment in October 2018 and we expect topline results in the second half of March 2019.

Research and Development Programs

We continue to work on other compounds in early stages of development. In August 2016, we entered into an exclusive option and license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to which we acquired an option to license exclusive worldwide rights for three early-stage programs with undisclosed mechanisms of action as potential topical treatment options for dermatologic diseases. In December 2017, we acquired from Takeda an option to license exclusive worldwide rights for an additional early-stage program. If we exercise our option for any program, we would obtain an exclusive, worldwide license to develop and commercialize selected compounds from that program and be solely responsible for further research, development and commercialization costs related to these compounds. In December 2018, we exercised our option with respect to one of the early-stage programs and obtained an exclusive, worldwide license to develop and commercialize selected compounds from that program as potential topical treatment options for dermatologic diseases.

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

Many of our competitors have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our current or future product candidates, or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are differentiated in relation to competing products.

Primary Axillary Hyperhidrosis

QBREXZA competes with other therapies used for primary axillary hyperhidrosis, including:

•	Self‑Administered Treatments. Self‑administered treatments include OTC and prescription topical antiperspirants. Oral and compounded topical anticholinergics may also be used off‑label.
•

Non‑Surgical Office‑Based Procedures.  Office‑based procedures have been approved for the treatment of primary axillary hyperhidrosis, including Botox intradermal injections marketed by Allergan plc (“Allergan”), and device-based treatments, such as MiraDry, a microwave treatment marketed by Miramar Labs, Inc., a subsidiary of Sientra, Inc., and PrecisionTx, a laser procedure from Cynosure, Inc.

•

Surgical Treatments.  Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, also are used to destroy nerves that transmit activating signals to sweat glands.

In addition, there are several treatments under development that could potentially be approved and used to treat primary axillary hyperhidrosis and compete with QBREXZA, including: energy-based devices from Candesant Biomedical, Inc., and Ulthera, Inc., a subsidiary of Merz Pharma GmbH & Co. KGaA; topical forms of botulinum toxin from Allergan and Eirion Therapeutics, Inc.; an injectable form of botulinum toxin from Medytox Inc.; topical anticholinergic product candidates from Brickell Biotech, Inc., Dr. August Wolff GmbH & Co. and GlaxoSmithKline LLC (“GSK”); and oral anticholinergic product candidates from Dermavant Sciences, Inc., a division of Roivant Sciences Ltd., and Atacama Therapeutics, Inc.

Atopic Dermatitis

If approved for the treatment of moderate-to-severe atopic dermatitis, we anticipate that lebrikizumab would compete with other approved and marketed prescription atopic dermatitis products, including:

•

Injected Biologic Products.  Dupixent, a monoclonal antibody targeting IL-4 and IL-13 signaling marketed by Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi-Aventis Groupe S.A. (“Sanofi”), is the only systemic therapy currently approved by the FDA specifically to treat atopic dermatitis. Monoclonal antibodies targeting other molecules, such as Xolair, a monoclonal antibody targeting immunoglobulin E marketed by Roche and Novartis AG (“Novartis”), may be used off-label.

•

Other Systemic Treatments.  Other systemic treatments are prescribed for the treatment of moderate-to-severe atopic dermatitis, including branded and generic oral corticosteroids, generic injectable and oral methotrexate products marketed by Sandoz International GmbH, a division of Novartis (“Sandoz”), Mylan N.V. (“Mylan”), Teva Pharmaceutical Industries Ltd. (“Teva”) and Hospira, Inc., a subsidiary of Pfizer Inc. (“Pfizer”); branded oral cyclosporine products such as Neoral, marketed by Novartis, and Gengraf, marketed by AbbVie Inc. (“AbbVie”); generic oral cyclosporine products marketed by Sandoz and IVAX Corporation, a subsidiary of Teva; branded oral mycophenolate products, such as CellCept, marketed by Roche, and Myfortic, marketed by Novartis; and generic oral mycophenolate products marketed by Mylan, Sandoz and Teva.

•

Other Therapies.  Oral antibiotics and antihistamines are often used to manage comorbidities of atopic dermatitis, such as skin infections, and symptoms of atopic dermatitis, such as itch, respectively. There are also several prescriptions, non-prescription and OTC topical products utilized to treat atopic dermatitis, including Eucrisa, marketed by Pfizer, topical corticosteroids and topical calcineurin inhibitors, as well as bath solutions and moisturizers.

In addition to moderate-to-severe atopic dermatitis treatments that are currently available for commercial use, there are several pharmaceutical product candidates that are under development and could potentially be used to treat atopic dermatitis and compete with lebrikizumab. Product candidates in Phase 3 development include tralokinumab from LEO Pharma A/S (“LEO Pharma”), baricitinib from Eli Lilly and Company (“Eli Lilly”), PF‑04945842 from Pfizer and upadacitinib from AbbVie. There are also product candidates in earlier stages of development that could potentially be used to treat atopic dermatitis and compete with lebrikizumab, including products currently being developed by AbbVie; Asana Biosciences, LLC; AnaptysBio, Inc.; Amgen Inc. (“Amgen”) and MedImmune, LLC, a division of AstraZeneca PLC; ASLAN Pharmaceuticals; Chugai Pharmaceutical Co., a division of Roche, Galderma S.A., a division of Nestle Skin Health S.A., and Maruho; Suzhou Connect Biopharmaceuticals, Ltd., DS BioPharma Limited; Eli Lilly; Galapagos NV, MorphoSys AG and Novartis; GSK; Glenmark Pharmaceuticals Limited; Kiniksa Pharmaceuticals, Ltd.; Kymab Limited; Kyowa Hakko Kirin Co., Ltd.; LEO Pharma; Menlo Therapeutics Inc.; Novartis; Pfizer; Regeneron and Sanofi; Roche; Vanda Pharmaceuticals Inc., and XBiotech Inc.

Commercial Operations

We have built a commercial infrastructure to support the commercialization of QBREXZA and the potential commercialization of additional products in the United States. We have built a sales force of over 100 sales representatives to establish relationships with dermatologists, as well as other healthcare practitioners and other prescribers. Our sales force is supported by our commercial group, including sales management, an internal marketing group, market access and payer efforts, and professional relations, as well as our separate medical affairs and supply chain management groups. In addition to our efforts with physicians, we are committing and will continue to commit financial and management resources to engage patients directly. To support our commercial infrastructure, we plan to continue to invest significant financial and management resources. We may also partner with third parties to help us reach other geographic markets or therapeutic specialties.

For 2018, sales of QBREXA accounted for $3.0 million or 7.0% of our revenues, while in 2017 and 2016, all of our revenues were from collaboration and license agreements.

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

As of December 31, 2018, we own or have an exclusive license to 35 issued U.S. patents and 132 issued foreign patents, which include granted European patent rights that have been validated in various EU member states, and 10 pending U.S. patent applications and 79 pending foreign patent applications.

Issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, for our lead product candidates, glycopyrronium tosylate and lebrikizumab, will expire between 2020 and 2037.

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

As of December 31, 2018, we have paid license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million payment in connection with the first commercial sale of QBREXZA, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain regulatory milestones and other contingent payments. In addition, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U or its assignee directly upon the events or sales triggering such payments. We are entitled to credit the $2.5 million milestone payment against current and future royalty payments owed to Rose U in accordance with the terms of the license agreement.

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

Agreement with Roche

In August 2017, we entered into the Roche Agreement pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting IL‑13, for atopic dermatitis and all other therapeutic indications. Unless earlier terminated, the Roche Agreement will remain in effect until no royalty or other payment obligations are or may become due.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and additional payments to Roche in 2018 totaling $55.0 million. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in a country in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, Dermira patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

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

The UCB Agreement also provided either party with the right to terminate the agreement under certain terms. We expressed our intent to terminate the UCB Agreement in accordance with its terms. As a result, we and UCB entered into an agreement on November 6, 2017, which, among other things, (a) terminated the UCB Agreement on February 15, 2018, (b) provided for the repurchase by UCB of all product rights, licenses and intellectual property relating to Cimzia, (c) specified the responsibilities and obligations of us and UCB in connection with the transition of certain activities under the UCB Agreement from us to UCB as a result of the termination of the UCB Agreement, (d) terminated UCB’s right to designate a director nominee to our board of directors and (e) provided for the resignation of UCB’s designee from our board of directors.

Government Regulation

FDA Drug Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post‑approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending NDA, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. As a result of these regulations, pharmaceutical product development and approval are very expensive and time consuming.

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

Clinical trials to support NDAs and Biologic License Applications (“BLA”) for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. For dermatology products, Phase 2 usually involves trials in a limited patient population to determine metabolism, pharmacokinetics, the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. This permits the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug, should it ultimately be approved for marketing. In most cases the FDA requires two adequate and well‑controlled Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required activities, including clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States.

The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee. Advisory committee panels typically include clinicians and other experts to provide a recommendation as to whether the safety and efficacy of the product warrant approval for the proposed indication and patient population. The FDA is not bound by the recommendation of an advisory committee. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with the FDA’s good clinical practice requirements. Additionally, the FDA typically inspects the facility or the facilities at which the drug is manufactured, and may inspect the sponsor company and investigator sites that participated in the clinical trials. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective for the stated indication.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction following FDA review of a resubmission of the NDA or BLA, the FDA will issue an approval letter.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post‑approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA, or applicable supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA generally uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs.

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

Biologics

Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, via a BLA. However, the application process and requirements for approval of BLAs and BLA supplements, including review timelines, are very similar to those for NDAs and NDA supplements, and biologics are associated with similar approval risks as other drugs.

Post‑Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post‑approval requirements. For instance, the FDA closely regulates the post‑approval marketing and promotion of drugs, including standards and regulations for direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety reports is required following FDA approval of an NDA or BLA. The FDA also may require post‑marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality‑control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality‑control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration (i.e., that is subject to the Pediatric Research Equity Act) is required to submit an initial Pediatric Study Plan that includes pediatric studies and associated timelines (if warranted). The FDA may grant full or partial waivers, or deferrals, for submission of data for all pediatrics or specific age ranges or severities of disease.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also encouraged to disclose the results of their clinical trials after completion, currently as part of FDA’s Clinical Data Summary Pilot Program. Competitors may use this publicly available information to gain knowledge regarding the progress of our programs.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries in which our clinical trials or commercial sales are conducted. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials or market products in those countries or areas. Regulatory authorities in certain countries outside of the United States require the submission of a clinical trial application (“CTA”) prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority or via the Voluntary Harmonization Procedure (“VHP”) which includes member states planned for participation in the clinical trial. The European Union CTA process also requires review and approval by an independent ethics committee. Once the CTA is approved in accordance with VHP and/or individual countries’ requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. This type of application is compulsory for medicines produced by biotechnology or those medicines intended to treat HIV, AIDS, cancer, neurodegenerative diseases, auto-immune and other immune dysfunctions, orphan (rare) diseases, viral diseases or diabetes and is optional for those medicines which are highly innovative. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization from one state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Other Federal and State Regulatory Requirements

The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule pursuant to the Physician Payments Sunshine Act, also known as section 6002 of the Affordable Care Act of 2010. It requires medical product manufacturers to disclose to the CMS any payments or other transfers of value made to physicians or teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers were required to begin collecting information on August 1, 2013, with the first reports due March 31, 2014. The reported data is posted in searchable form on a public website maintained by CMS. Failure to submit required information may result in civil monetary penalties.

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

Manufacturing and Supply

We use third-party contract manufacturing organizations (“CMOs”) for the production of all our clinical supply and commercial products. We do not have any in-house manufacturing facilities, and we plan to continue to rely on CMOs for our production needs for the foreseeable future. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over the CMOs with which we contract. We have commercial and development contracts and quality agreements with all CMOs for the manufacturing of drug substances, drug products and finished goods. For QBREXZA, we are adding manufacturing capacity at our current CMOs as appropriate, and we are adding additional CMOs to our manufacturing network in anticipation of increased future commercial sales. We have mitigation plans in place to reduce the risk of supply interruption of QBREXZA, and we believe that we can support our commercial sales scenarios. However, the risks related to operating a global and virtual supply network remain, including but not limited to, risks related to regulatory action, labor disputes, single sources of supply and controlled temperature shipments.

Pursuant to the terms of the Roche Agreement, Roche is responsible for the manufacture and supply to us of lebrikizumab drug substance, and Roche has the right to transfer its drug substance manufacture and supply responsibilities to us at any time. In November 2018, Roche provided us with notice of its election to transfer its drug substance manufacture and supply responsibilities to us. Pursuant to the terms of the Roche Agreement, the transfer must be completed within five years after delivery of the election notice. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute clinical or commercial quantities of lebrikizumab drug substance. We are working with Roche to identify and qualify a contract manufacturer to manufacture and supply the lebrikizumab drug substance. For lebrikizumab, we manage the drug product production and device assembly at CMOs. All of the production steps for lebrikizumab are single sourced.

Failure of our CMOs to comply with statutory and regulatory requirements subjects them to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. These actions could have a material impact on the availability of our products.

Employees

As of December 31, 2018, we had 333 regular full‑time employees. From time to time, we also retain independent contractors to support our organization. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Available Information

Our website address is www.dermira.com. The information contained on, or that can be accessed through, our website is not a part of this report. Investors should not rely on any such information in deciding whether to purchase our common stock. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, reports filed pursuant to Section 16 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), proxy and information statements and amendments to items filed pursuant to Sections 13(a), 14, 15(d) and 16 of the Exchange Act are filed with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Such documents and other information filed by us with the SEC are available free of charge on the Investor section of our website when such reports are available on the SEC’s website.

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

In addition to SEC filings, press releases, public conference calls and webcasts, we use our website (www.dermira.com), LinkedIn page (https://www.linkedin.com/company/dermira‑inc‑), corporate Instagram account (https://www.instagram.com/dermira_inc/) and corporate Twitter account (@DermiraInc) as channels of distribution of information about our company, our product and product candidates, our planned financial and other announcements, our attendance at upcoming investor and industry conferences and other matters. It is possible that the information we post on our website, LinkedIn page, Instagram account and our corporate Twitter account could be deemed material information. We may use these channels to comply with our disclosure obligations under

Regulation FD. Therefore, investors should monitor our website, LinkedIn page, Instagram account and corporate Twitter account in addition to following our press releases, SEC filings, public conference calls and webcasts.

The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers

The following table sets forth the names, ages as of February 26, 2019, and positions of our executive officers:

Name	Age	Position
Thomas G. Wiggans	67	Chief Executive Officer and Chairman of the Board
Eugene A. Bauer, M.D.	76	Chief Medical Officer and Director
Christopher M. Griffith	42	Chief Business and Strategy Officer
Andrew L. Guggenhime	50	Chief Financial Officer
Christopher Horan	52	Chief Technical Operations Officer
Lori Lyons-Williams	41	Chief Commercial Officer
Luis C. Peña	56	Chief Development Officer

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

Christopher M. Griffith founded our company in August 2010 and has served as our Chief Business and Strategy Officer since May 2018, after previously serving as our Senior Vice President of Corporate Development and Strategy since January 2017, Vice President of Corporate Development and Strategy from August 2011 to January 2017, and our Head of Corporate Development and Strategy from September 2010 to August 2011. From July 2005 to September 2010, Mr. Griffith worked in corporate development at Gilead Sciences, Inc., a research-based biopharmaceutical company, most recently as Associate Director of Corporate Development. From May 2004 to August 2004, Mr. Griffith worked in the bio‑oncology strategy group at Genentech, Inc., a biotechnology company (“Genentech”). From 2001 to 2003, Mr. Griffith worked at Bay City Capital. Mr. Griffith received B.S. and M.S. degrees in biological sciences from Stanford University and an M.B.A. degree from Harvard Business School.

Andrew L. Guggenhime has served as our Chief Financial Officer since April 2014. Mr. Guggenhime also served as our Chief Operating Officer from April 2014 until May 2018. From September 2011 to April 2014, Mr. Guggenhime served as Chief Financial Officer for CardioDx, Inc., a molecular diagnostics life sciences company, and as a member of the CardioDx board of directors from April 2014 until July 2016. From September 2010 to April 2011, Mr. Guggenhime served as Chief Financial Officer for Calistoga Pharmaceuticals, Inc., a biotechnology company acquired in April 2011 by Gilead. From December 2008 to June 2010, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Facet Biotech Corporation, a biotechnology company acquired in April 2010 by Abbott Laboratories. Facet Biotech Corporation was spun off from PDL BioPharma, Inc., a biopharmaceutical company, at which Mr. Guggenhime served as Chief Financial Officer from April 2006 to December 2008. From October 2000 to March 2006, Mr. Guggenhime served as Senior Vice President and Chief Financial Officer for Neoforma, Inc., a provider of supply‑chain management solutions for the healthcare industry, and from January to October 2000 he served as its Vice President, Corporate Development. Mr. Guggenhime began his career in financial services at Merrill Lynch & Co. and Wells Fargo & Company. He currently serves on the board of directors of Metacrine, Inc., a privately held biotechnology company. Mr. Guggenhime holds an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.A. in international politics and economics from Middlebury College.

Christopher Horan has served as our Chief Technical Operations Officer since April 2018. Prior to joining Dermira, Mr. Horan served approximately 14 years at Genentech, most recently as Senior Vice President of Product and Global Supply Chain Management for Roche Pharmaceuticals from May 2013 to March 2018. Mr. Horan also served as Vice President of TechOps Procurement for Roche Pharmaceuticals from July 2011 to May 2013 and Vice President of North American Supply Chain for Genentech from January 2007 to July 2011. Prior to this, he held various other positions within the operational excellence, procurement, supply chain and technical operations functions at Genentech. From 1988 to 2004, Mr. Horan worked in global roles across the engineering, manufacturing and operational excellence functions at Merck & Company, a pharmaceutical company. Mr. Horan holds a B.E. in engineering from The Stevens Institute of Technology.

Lori Lyons-Williams has served as our Chief Commercial Officer since December 2016. Prior to joining Dermira, Ms. Lyons-Williams served 15 years in various positions within the sales and marketing organization at Allergan plc, a pharmaceutical company, most recently as Vice President, Sales & Marketing for the Urology franchise from January 2014 to August 2016. In previous roles within Allergan, she served as Product Director for Allergan’s medical dermatology brands and also held senior-level positions on the Aczone and Botox marketing teams. Ms. Lyons-Williams began her career as a pharmaceutical sales representative at Johnson & Johnson. She currently serves as a director and Vice Chair of the National Association for Continence, a non-profit organization. She holds an M.B.A. from the Carlson School of Management of the University of Minnesota and a B.A. in interdisciplinary studies from Virginia Polytechnic Institute and State University.

Luis C. Peña is a co‑founder and has served as our Chief Development Officer since February 2016, after previously serving in various roles as our Executive Vice President of Product Development and Vice President of Product Development since June 2011. From November 2010 to June 2011, Mr. Peña served as a consultant to our company. Mr. Peña served as Vice President, Head of Global Prescription Development at Stiefel, a GSK company, from January 2010 to March 2011 and, from January 2007 to December 2009, Mr. Peña served as Senior Vice President Portfolio Planning and Management at Stiefel, prior to its acquisition by GlaxoSmithKline LLC. From 2005 to 2007, Mr. Peña served as Vice President of Portfolio Planning and Management of Connetics. From 2001 to 2005, Mr. Peña served as Vice President of Product Development of Nuvelo, Inc., a biopharmaceutical company. Previously, Mr. Peña served as Senior Director of Project Planning and Management for Theravance, Incorporated, a pharmaceutical company, and held various positions in manufacturing, research and development at Genentech. Mr. Peña currently serves as an advisor to the SPARK program for the Stanford University School of Medicine where he has been an advisor since 2012. Mr. Peña holds a B.S. in biochemistry from San Francisco State University.

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

•	the ability and willingness of patients to pay for QBREXZA (see also “—Our operating results and liquidity needs could be negatively affected by market fluctuations and economic downturn.”);
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

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to commercialize our product, increase sales and generate revenue, which would harm our business, financial condition, operating results and prospects.

We recently built a team of sales representatives and our distribution capabilities. If we are unable to maintain effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product sales.

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

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for our product, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use QBREXZA unless a significant portion of the cost of our product is reimbursed through insurance coverage or reduced through the use of our savings card program.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;
•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician and patient willingness to adopt and prescribe a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;
•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for QBREXZA to commercial levels; and
•	our ability to manage our operations to effectively support our commercialization activities.

In connection with the commercial launch of QBREXZA, we implemented a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Changes to or elimination of the savings card program could adversely affect the frequency with which physicians prescribe QBREXZA, the availability of QBREXZA at pharmacies and the demand for and use of QBREXZA by patients.

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

We cannot, however, prevent a physician from prescribing our product outside of its approved indication when in the physician’s independent professional medical judgment he or she deems appropriate. Physicians or patients may also misuse our product or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our product is misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. See also “—We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.” Furthermore, the use of our product for indications other than those approved by the FDA may not effectively treat such conditions, which could adversely impact patient satisfaction with the results and administration of QBREXZA and harm our reputation among physicians and patients.

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

Our product candidate, lebrikizumab, is currently in Phase 2b development for the treatment of moderate-to-severe atopic dermatitis.  We also have early-stage research and development programs in other areas of dermatology. The success of our business, including our ability to finance our company and generate additional revenue in the future, will depend on the successful development and regulatory approval of our current product candidate and any future product candidates we may in-license, acquire or develop. The clinical success of our current and any future product candidates will depend on a number of factors, including the following:

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our current or any future product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, in March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older notwithstanding earlier clinical trials. Based on these results, we have discontinued the development program. Furthermore, if we experience delays in the completion of, or if we terminate, any of our current or future clinical trials, our business, financial condition, operating results and prospects would be adversely affected.

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

We are dependent on F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) for the manufacture and supply of lebrikizumab drug substance. Roche has elected to transfer its manufacture and supply responsibilities to us and we have until November 2023 to engage a qualified contract manufacturer to manufacture and supply the drug substance.  Any interruption in our supply may cause serious delays in the timing of our clinical trials, increase our costs and adversely impact our financial results.

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

Additionally, the Roche Agreement provides that, subject to certain requirements, Roche has the right to transfer its drug substance manufacture and supply responsibilities to us at any time. We do not currently have, nor do we plan to acquire, the infrastructure or capability to supply, manufacture or distribute clinical or commercial quantities of lebrikizumab drug substance. In November 2018, Roche provided us with notice of its election to transfer its drug substance manufacture and supply responsibilities to us.  Pursuant to the terms of the Roche Agreement, the transfer must be completed within five years after delivery of the election notice and we are responsible for the costs incurred in connection with the transfer and qualifying a contract manufacturer to manufacture and supply the lebrikizumab drug substance. There can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all, or that a seamless transfer of technology would occur from Roche to the contract manufacturer. If we experience any interruption in the supply of lebrikizumab drug substance, our ability to timely supply our clinical sites would be adversely impacted, causing potentially serious delays in the timing of our clinical trials and substantially increased costs if trials need to be adjusted or re-performed.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. QBREXZA, which became available in pharmacies nationwide on October 1, 2018, is our only product approved for commercialization. We have not generated any significant revenue from product sales. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $221.5 million, $303.3 million and $89.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $745.0 million.

We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the development of our product candidates and, more recently, preparation for and execution of the commercial launch of QBREXZA. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue through future sales of QBREXZA, any future products and our current and potential future collaborations. Revenue from our current and potential future collaborations is uncertain because milestones or other contingent payments under our agreements may not be achieved or received.

As of December 31, 2018, we had capital resources consisting of cash and investments of $316.0 million. We will continue to expend substantial cash resources for the foreseeable future for the commercialization of QBREXZA and the clinical development of our current product candidate and development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of December 31, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to conduct a potential Phase 3 program for lebrikizumab, to at least mid-2020 and to: continue to commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. See also “—Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.” We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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
•

costs associated with the transfer of manufacturing and supply responsibilities for lebrikizumab drug substance (see “—We are dependent on Roche for the manufacture and supply of lebrikizumab drug substance. Roche has elected to transfer its manufacture and supply responsibilities to us and we have until November 2023 to engage a qualified contract manufacturer to manufacture and supply the drug substance.  Any interruption in our supply may cause serious delays in the timing of our clinical studies, increase our costs and adversely impact our financial results.”);

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

We recently experienced significant growth in the number of our employees and the scope of our operations in connection with our commercialization of QBREXZA. Our need to manage our operations, growth and various projects effectively requires that we:

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product or product candidate, including: AbbVie Inc., Allergan plc, Amgen Inc., AnaptysBio, Inc., Asana BioSciences, LLC, Aslan Pharmaceuticals Pte Ltd., Brickell Biotech, Inc., Dermavant Sciences Ltd. (a subsidiary of Roivant Sciences), Chugai Pharmaceutical Co., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Galapagos NV, Galderma S.A., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, LEO Pharma A/S, Maruho Co., Ltd., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Menlo Therapeutics Inc., Miramar Labs, Inc., MorphoSys AG, Mylan Inc., Novartis AG, Pfizer Inc., Ltd., Regeneron Pharmaceuticals, Inc., Sandoz International GmbH (a division of Novartis), Sanofi-Aventis Groupe S.A., Teva Pharmaceutical Industries Ltd., Ulthera, Inc. (a subsidiary of Merz Pharma GmbH & Co. KGaA),Valeant Pharmaceuticals International, Inc., Vanda Pharmaceuticals Inc. and XBiotech Inc.

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

As of December 31, 2018, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The current presidential administration and certain members of the majority of the U.S. Congress have sought to repeal all or part of the Affordable Care Act and implement a replacement program. For example, the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017, such that the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code will be eliminated beginning in 2019. In addition, litigation may prevent some or all of the Affordable Care Act legislation from taking effect. For example, on December 14, 2018, the U.S. District Court for the Northern District of Texas held that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the tax reform legislation, the remaining provisions of the Affordable Care Act are invalid as well. The impact of this ruling is stayed as it is appealed to the Fifth Circuit Court of Appeals. While the ruling will have no immediate effect, it is unclear how this decision, and subsequent appeals, if any, will impact the law. In 2019 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results. Additionally, in October 2018, the U.S. President has proposed to lower Medicare Part B drug prices, in addition to contemplating other measures to lower prescription drug prices.  While this proposal has not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our approved product or additional pricing pressures.

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

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	the size of our market float;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	future sales and purchases of any shares of our common stock issued upon conversion of the 3.00% Convertible Senior Notes due 2022 (the “Notes”);
•	our level of indebtedness and our ability to satisfy certain conditions in our loan agreements;
•	recruitment or departure of key personnel;

•	changes in accounting principles;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	any other factors discussed herein.

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

During the period between January 1, 2016 and December 31, 2018, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $6.60 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of December 31, 2018, we had 42,328,167 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 48% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected.

Furthermore, in May 2017 we completed an offering of the Notes with an aggregate principal amount of $287.5 million in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Moreover, our independent registered public accounting firm could issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require retroactive changes to our consolidated financial statements, which could lead to financial statement restatements and require us to incur the expense of remediation.

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

On November 7, 2018, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 21, 2018. If we sell additional common stock, preferred stock, convertible securities and other equity securities in future transactions pursuant to our shelf registration statement or otherwise, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

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

As of December 31, 2018, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Risks Related to Our Indebtedness

We have a significant level of indebtedness in the form of convertible senior notes and pursuant to a credit facility, which could adversely affect our financial health and our ability to respond to changes in our business.

In May 2017, we completed an offering of the Notes in an aggregate principal amount of $287.5 million. The Notes are senior, unsecured obligations and bear interest at a rate of 3.00% per year, payable in cash semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. The indenture for the Notes provides that we are required to repay amounts due under the indenture in the event there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Notes.

In December 2018, we entered into a credit agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP. The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, of which the first tranche of $35.0 million was funded at the closing date. All loans under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, if, as of February 13, 2022, the aggregate outstanding principal amount of the Notes is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. The Credit Agreement also contains a number of other affirmative and restrictive covenants. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Additionally, the Credit Agreement provides that we may be required to repay all outstanding loans, accrued interest and other amounts if an event of default occurs. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

In addition, our Credit Agreement and the indenture governing the Notes contain cross default provisions whereby a default under one agreement would likely result in a cross default under the other. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $15.0 million would cause a cross default under the indenture governing the Notes and the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $2.0 million would cause a cross default under the Credit Agreement. The occurrence of a default either of these borrowing arrangements would permit the holders of the Notes or the lenders under our Credit Agreement to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indenture governing the Notes or the lenders under our Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings. Our current available cash would be insufficient to maintain our business operations if we are required to repay all of our outstanding debts in an event of default.

Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.

Our significant indebtedness may have other adverse consequences, such as:

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

We cannot be sure that our leverage resulting from the level of increased debt due to the Notes and the Credit Agreement will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or redeem the Notes may be limited by law, by regulatory authority or by agreements governing our outstanding indebtedness, including the Credit Agreement. Under our Credit Agreement, we may purchase the Notes, repay accelerated amounts under the Notes prior to maturity and redeem the Notes only if we meet certain conditions that are defined under the Credit Agreement. Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any of our current and future indebtedness, including our Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.

Servicing debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and pursuant to the Credit Agreement, depends on our future financial condition and operating performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes, the Credit Agreement and any future indebtedness we may incur and to make necessary capital expenditures. We cannot assure you that we will have in the future a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes and pursuant to the Credit Agreement.

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. These alternative measures may not be successful and may not permit us to meet our schedule debt servicing obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and our ability to refinance our current or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes, the Credit Agreement or future indebtedness.

If we are unable to satisfy certain conditions of our Credit Agreement, we will be unable to draw down the remainder of the facility.

The Credit Agreement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount, $35.0 million of which was funded at the closing date, $40.0 million of which may be borrowed in a single draw at our option on or before July 1, 2019 and $50.0 million of which may be borrowed in a single draw on or before March 2, 2020 provided that our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the credit facility, were at least $45.0 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress our stock price.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of December 31, 2018, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

The Notes are effectively junior to any secured debt we may incur, including debt pursuant to the Credit Agreement, and structurally subordinated to any liabilities of our subsidiary.

The Notes are our unsecured obligations exclusively and are not guaranteed by our subsidiary. Our subsidiary is a separate and distinct legal entity and has no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, the indenture for the Notes does not restrict us or our subsidiary from incurring additional debt or other liabilities. Accordingly, the Notes rank junior to our indebtedness incurred under the Credit Agreement; rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; will rank equally in right of payment with any of our unsecured indebtedness that is not so subordinated; will be effectively junior in right of payment to any secured indebtedness we may incur to the extent of the value of the assets securing such indebtedness; and will be structurally junior to any indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure any of our debt will be available to pay obligations on the Notes only after such secured debt we may incur has been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.

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

We lease approximately 68,990 square feet of office space in Menlo Park, California under a lease and a sublease that expires in December 2021 and April 2024, respectively. We have an option to renew the lease for an additional five‑year term to 2026. We use our current facilities for our research and development and selling, general and administrative personnel. We believe that our existing facilities are sufficient for our current and near‑term needs, and that our facilities are in good condition and are adequate and suitable for their purposes.

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

Holders of our Common Shares

As of February 19, 2019, there were 42,328,167 shares of our common stock issued and outstanding with 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our available funds and future earnings, if any, will be used for the operation and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans required by this item is incorporated by reference herein to the section in the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities

During the three months ended December 31, 2018, we did not make any sales of unregistered securities other than the issuance of 90,929 shares of our common stock to Takeda Pharmaceutical Company Limited (“Takeda”) pursuant to the terms of an exclusive option and license agreement dated August 29, 2016, as amended, upon our exercise of an option to license exclusive worldwide rights to selected compounds from Takeda. The shares were sold in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Rule 506(b) of Regulation D promulgated under the Securities Act, based on the sale of securities to an accredited investor in a transaction not involving any public offering.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The comparisons in the table below are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

The following stock performance graph compares our total stock return with the total return for (1) The NASDAQ Composite Index and (2) The NASDAQ Biotechnology Index for the period from October 3, 2014 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2018. The figures represented below assume an investment of $100 in our common stock at the closing price of $15.55 on October 3, 2014 and in The NASDAQ Composite Index and The NASDAQ Biotechnology Index on October 3, 2014 and the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10‑K. The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements and accompanying notes that are not included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$2,960	$—	$—	$—	$—
Collaboration and license revenue	39,379	4,541	22,585	7,300	7,300
Total revenue	42,339	4,541	22,585	7,300	7,300
Costs and operating expenses:
Cost of sales	1,176	—	—	—	—
Research and development	80,547	104,409	83,166	66,831	30,710
Acquired in-process research and development	891	128,555	—	—	—
Selling, general and administrative	172,581	71,903	30,043	17,721	8,288
Impairment of intangible assets	1,126	—	—	2,394	—
Total costs and operating expenses	256,321	304,867	113,209	86,946	38,998
Loss from operations	(213,982)	(300,326)	(90,624)	(79,646)	(31,698)
Interest and other income, net	7,887	5,205	1,540	896	7
Interest expense	(15,639)	(8,140)	—	(147)	(153)
Loss on extinguishment of debt	—	—	—	(124)	—
Loss before taxes	(221,734)	(303,261)	(89,084)	(79,021)	(31,844)
(Benefit) provision for income taxes	(194)	—	—	(622)	31
Net loss	$(221,540)	$(303,261)	$(89,084)	$(78,399)	$(31,875)
Net loss per share, basic and diluted	$(5.27)	$(7.48)	$(2.70)	$(2.93)	$(4.96)
Weighted-average common shares used to compute net loss per share, basic and diluted	42,003	40,562	33,045	26,727	6,426

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Cash and short–term investments	$313,040	$550,993	$251,942	$214,693	$97,151
Working capital	296,853	451,256	248,999	191,337	93,573
Long–term investments	2,962	—	24,551	1,019	66,483
Total assets	344,321	560,794	312,601	221,932	178,221
Long–term debt	313,789	279,389	—	—	—
Accumulated deficit	(745,038)	(553,393)	(250,132)	(161,048)	(82,649)
Total stockholders’ equity (deficit)	(9,039)	149,649	247,370	185,475	153,579

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2018 and other disclosures (including the disclosures under “Part I Item 1A. Risk Factors”) included in this Annual Report on Form 10‑K. In addition to historical information, this discussion and analysis contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this report, particularly in Part I Item 1A. Risk Factors, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for pediatric and adult patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic cloth that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers and a preferred dispensing partner (together, “Customers”) in September 2018, and QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL‑13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL‑13 is a naturally occurring cytokine that is thought to play an important role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL‑13 with high affinity, specifically preventing formation of the IL‑13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We completed enrollment of 280 patients ages 18 years and older in the Phase 2b clinical trial in October 2018 and expect to announce topline results in the second half of March 2019.
•	Early-stage research and development programs in other areas of dermatology.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since September 30, 2018:

QBREXZA

•

Launched QBREXZA on October 1, 2018 in pharmacies nationwide for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA was approved by the FDA in June 2018 and we began shipping the product to Customers in September 2018.

•	Generated 14,786 prescriptions for QBREXZA as reported by Symphony PHAST monthly data for the fourth quarter of 2018, which represents the first three months of the QBREXZA launch.
•	Secured QBREXZA coverage for approximately 76% of the total U.S. commercial lives (calculated based on Dermira data on file).
•

Initiated a proof-of-concept study to evaluate the efficacy and safety of QBREXZA in people living with primary palmar hyperhidrosis, or excessive sweating of the hands. The study is expected to enroll approximately 60 patients ages nine years and older at eight sites in the United States.

Lebrikizumab

•	Completed patient enrollment in the Phase 2b clinical study of lebrikizumab in October 2018.
•

Entered into an option and license agreement with Almirall, S.A. (“Almirall”) in February 2019, under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. In exchange, we will receive an upfront option fee of $30.0 million. Following the availability of topline data from our ongoing Phase 2b clinical study of lebrikizumab, we will provide to Almirall a data package consisting of topline and additional data, along with a development plan, after which Almirall will have 45 days to exercise its option. If the option is exercised, we will receive a $50.0 million option exercise fee and will be eligible to receive additional development, regulatory and sales milestone payments, as well as double-digit royalties.

Non-Program Developments

•

Entered into a $125.0 million credit facility bearing interest at 10.75% per annum with Athyrium Opportunities III Acquisition LP (“Athyrium”) in December 2018 (“Credit Agreement”). An initial tranche of $35.0 million was funded at the closing date in December 2018, with net proceeds to us of approximately $32.5 million.

Financial Overview

For the year ended December 31, 2018, net loss decreased 27% to $221.5 million from $303.3 million for the same period in 2017. The decrease was primarily due to our recognition in 2017 of acquired in-process research and development expenses of $128.6 million related to the Roche Agreement. Product sales for QBREXZA were $3.0 million for the year ended December 31, 2018, related to the commencement of shipments of QBREXZA to our Customers in September 2018. Collaboration and license revenue was $39.4 million for the year ended December 31, 2018, an increase of $34.8 million compared to the same period in 2017, driven primarily by the $39.0 million revenue recognized pursuant to a transition agreement we entered into with UCB Pharma S.A. (“UCB”) to effect the termination of the development and commercialisation agreement between us and UCB (“UCB Agreement”) and an orderly transition of the development and commercialization activities under the UCB Agreement (“Transition Agreement”). Research and development expenses decreased 23% to $80.5 million for the year ended December 31, 2018 compared to the same period in 2017, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 140% to $172.6 million for the year ended December 31, 2018 compared to the same period in 2017, driven primarily by expenses related to the commercial launch of QBREXZA, as well as headcount growth primarily in sales and marketing and associated expenses. We also recorded an impairment charge of $1.1 million against intangible assets for the year ended December 31, 2018 related to our olumacostat glasaretil development program.

As of December 31, 2018, we had cash and investments of $316.0 million.

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

We have never been profitable and may never be profitable. As of December 31, 2018, we had an accumulated deficit of $745.0 million. We expect to incur significant costs to continue to commercialize QBREXZA and advance our lebrikizumab product candidate through clinical development. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require and the success of our business will be based in large part on the successful commercialization of QBREXZA and the outcome of the lebrikizumab Phase 2b clinical study. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Trade Receivables

Our trade receivables consist of amounts due from the sale of QBREXZA. The trade receivables are recorded net of allowances for distribution fees and trade discounts, government rebates and chargebacks. Estimates for wholesaler chargebacks for government rebates and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. For the periods presented, we did not have any write-offs of trade receivables. We perform ongoing credit evaluations of our customers and generally do not require collateral.

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

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense in cost of sales with a reserve provision on the consolidated balance sheets. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $29.9 million to reflect the impact of the adoption of Topic 606. The cumulative adjustment related primarily to our agreements with Maruho Co., Ltd. (“Maruho”) which are described further in Note 8 included in the notes to our consolidated financial statements.

Below is a summary of the affected line items of the consolidated balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue, current	$4,988	$(4,609)	$379
Deferred revenue, non-current	25,286	(25,286)	—
Accumulated deficit	(553,393)	29,895	(523,498)

As a result of adopting Topic 606 on January 1, 2018 under the modified retrospective method, we did not revise the comparative financial statements for the prior years as if Topic 606 had been effective for those periods. Below is disclosure of what our collaboration and license revenue would have been in the year ended December 31, 2018 under Topic 605 (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Statement of Operations
Collaboration and license revenue	$39,379	$43,988	$(4,609)

Our product sales revenue under Topic 606 would not have been materially different under Topic 605.

The following paragraphs in this section describe our revenue recognition accounting polices under Topic 606 upon adoption on January 1, 2018. Refer to Note 2 included in the notes to our consolidated financial statements for our revenue recognition accounting policies under Topic 605.

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

The following estimates of variable consideration are recorded at the time of revenue recognition and require significant judgment.

Commercial rebates and savings card program. We contract with certain third-party payers for the payment of rebates with respect to the utilization of QBREXZA. Rebates to these payers are based on contractual percentages applied to the amount of QBREXZA prescribed to patients who are covered by the plan or the organization with which we have contracts. We estimate and record rebates as a reduction to the transaction price in the same period the related product sales are recognized. We estimate commercial rebates based on contractual terms, estimated payer mix, industry information and other third-party data. We also have a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Reductions to product sales for the savings card program are estimated based on actual and expected program utilization. We are continually evaluating payer coverage and patient access to QBREXZA and we may make changes to our savings card programs from time to time.

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

Results of Operations

	Year Ended December 31,			Change from 2017 to 2018		Change from 2016 to 2017
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
Revenue:
Product sales	$2,960	$—	$—	$2,960	*	$—	*
Collaboration and license revenue	39,379	4,541	22,585	34,838	767	(18,044)	(80)
Total revenue	42,339	4,541	22,585	37,798	832	(18,044)	(80)
Costs and operating expenses:
Cost of sales	1,176	—	—	1,176	*	—	*
Research and development	80,547	104,409	83,166	(23,862)	(23)	21,243	26
Acquired in-process research and development	891	128,555	—	(127,664)	(99)	128,555	*
Selling, general and administrative	172,581	71,903	30,043	100,678	140	41,860	139
Impairment of intangible assets	1,126	—	—	1,126	*	—	*
Total costs and operating expenses	256,321	304,867	113,209	(48,546)	(16)	191,658	169
Loss from operations	(213,982)	(300,326)	(90,624)	86,344	(29)	(209,702)	231
Interest and other income, net	7,887	5,205	1,540	2,682	52	3,665	238
Interest expense	(15,639)	(8,140)	—	(7,499)	92	(8,140)	*
Loss before taxes	(221,734)	(303,261)	(89,084)	81,527	(27)	(214,177)	240
Benefit for income taxes	(194)	—	—	(194)	*	—	*
Net loss	$(221,540)	$(303,261)	$(89,084)	$81,721	(27)%	$(214,177)	240%

*	Percentage not meaningful

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

We recognized $3.0 million in net product sales for the year ended December 31, 2018 related to sales of QBREXZA. We commenced shipments of QBREXZA to our Customers in September 2018 in advance of the availability of QBREXZA in pharmacies on October 1, 2018.

For the year ended December 31, 2018, we recognized collaboration and license revenue of $39.4 million related to the approval of Cimzia for treatment of psoriasis in June 2018 pursuant to the UCB Transition Agreement. No other revenue will be recognized from UCB in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized. For the year ended December 31, 2017, we recognized collaboration and license revenue of $4.3 million related to the $25.0 million upfront payment pursuant to the Maruho G.T. Agreement and $0.3 million pursuant to the Transition Agreement. For the year ended December 31, 2016, we recognized $21.4 million in collaboration revenue related to two $10.7 million development milestones achieved pursuant to the UCB Agreement for the completion of a clinical study report for a Phase 3 clinical trial for Cimzia in December 2016, and $1.2 million in collaboration and license revenue related to the $25.0 million upfront payment pursuant to the Maruho G.T. Agreement.

Cost of sales. Cost of sales includes manufacturing and distribution costs, the cost of drug substance and other raw materials, royalties due to third parties on product sales, product liability insurance, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production, and write down of inventory due to impairment. Manufacturing costs related to QBREXZA are capitalized as inventory and subsequently expensed as cost of sales. We recognize cost of sales as product is sold to wholesalers from our distribution center. Write-downs of inventory due to impairment are expensed as incurred. Cost of sales was $1.2 million for the year ended December 31, 2018. In periods prior to receiving FDA approval for QBREXZA, we expensed all inventory and related costs associated with the manufacture of QBREXZA to research and development expenses. Cost of sales for the year ended December 31, 2018 would have been $0.4 million higher if we had capitalized the pre-approval manufacturing costs for QBREXZA.

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

The following table summarizes our research and development expenses incurred during the respective periods:

				$ Change	$ Change
				from	from
	Year Ended December 31,			2017 to	2016 to
	2018	2017	2016	2018	2017

External costs:
QBREXZA[1]	$4,027	$13,637	$18,016	$(9,610)	$(4,379)
Lebrikizumab[2]	22,200	1,217	—	20,983	1,217
Cimzia[3]	75	19,617	30,371	(19,542)	(10,754)
Olumacostat glasaretil[4]	10,872	34,179	9,788	(23,307)	24,391
Other external research and development expenses	5,525	2,012	1,551	3,513	461
Internal costs	37,848	33,747	23,440	4,101	10,307
Total research and development expenses	$80,547	$104,409	$83,166	$(23,862)	$21,243

1.

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

2.	We initiated a Phase 2b dose-ranging study assessing lebrikizumab in adult patients with moderate-to-severe atopic dermatitis in January 2018 and completed patient enrollment in October 2018.
3.

In November 2017, we entered into the Transition Agreement with UCB, which provided for an orderly transition of the development and commercialization activities through June 2018 under the UCB Agreement and terminated the collaboration with UCB on February 15, 2018. Cimzia was approved by the FDA for the treatment of moderate-to-severe chronic plaque psoriasis in May 2018.

4.

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we have discontinued the program.

Research and development expenses decreased $23.9 million, or 23%, for the year ended December 31, 2018 compared to the year ended 2017. This decrease was primarily due to reductions in clinical trial activities totaling $42.8 million related to our olumacostat glasaretil and Cimzia development programs and $9.6 million related to QBREXZA, which were partially offset by increases of $21.0 million related to our lebrikizumab product candidate, $4.1 million in internal costs related to headcount growth and associated expenses and a $3.5 million increase in other research and development costs. The $9.6 million reduction in expenses related to QBREXZA was inclusive of a $2.0 million small business waiver fee refund from the FDA recorded in the second quarter of 2018.

Research and development expenses increased $21.2 million, or 26%, for the year ended December 31, 2017 compared to the year ended 2016. This increase was primarily due to a $25.6 million increase in external costs primarily to advance our olumacostat glasaretil product candidate, a program which we have since terminated, and a $10.3 million increase in internal costs related to headcount growth and associated expenses. These increases in research and development expenses were partially offset by a $15.1 million decrease in external costs associated with our Cimzia product candidate and QBREXZA.

The timing and amount of research and development expenses incurred in future years will depend upon the timing and outcomes of current or future clinical studies and associated manufacturing activities for (i) our lebrikizumab product candidate, (ii) new product candidates resulting from our early-stage research and development programs, (iii) development of new indications for our QBREXZA product or (iv) new product candidates that we may acquire through business development activities.

Acquired in-process research and development. Acquired in-process research and development expenses consist of in-process research and development projects acquired as part of asset acquisitions that have no future alternative use. Ongoing costs incurred for the development of our product candidates acquired in an asset acquisition are classified as research and development expenses.

Acquired in-process research and development expense was $0.9 million for the year ended December 31, 2018 related to the consideration paid in shares of common stock pursuant to the Takeda Agreement upon our exercise of an option to license exclusive worldwide rights to a selected compound from Takeda.

Acquired in-process research and development expense was $128.6 million for the year ended December 31, 2017 related to the initial $80.0 million payment made to Roche in October 2017 and the present value of the two additional payments totaling $55.0 million due to Roche in 2018 pursuant to the terms of the Roche Agreement.

Selling, general and Administrative. Selling, general and administrative expenses consist of salaries and related costs, including stock-based compensation, for personnel in our selling, general and administrative functions, including our sales and marketing and medical affairs functions, and external costs for advertising and promotion, market research and commercial planning services and professional fees for audit, tax and legal services.

Selling, general and administrative expenses increased $100.7 million, or 140%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to a $56.9 million increase in external costs, inclusive of advertising and promotion expenses, and a $43.8 million increase in internal costs related to headcount growth and associated expenses, to prepare for and execute the commercial launch of QBREXZA.

Selling, general and administrative expenses increased 139% to $71.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily due to a $22.6 million increase in external costs, and a $19.2 million increase in internal costs related to headcount growth and associated expenses, to build out our infrastructure and prepare for the commercial launch of QBREXZA.

We expect our selling, general and administrative expenses to increase in 2019 due primarily to the annualization of costs incurred in 2018 as we expanded our operating activities, increased our headcount and built out our infrastructure to support commercialization of QBREXZA, as well as an increase in promotional activities.

Impairment of Intangible Assets. In 2018, we recorded an impairment charge of $1.1 million against intangible assets related to our olumacostat glasaretil development program which we have discontinued. No impairment charge was recorded during the years ended December 31, 2017 and 2016.

Interest and Other Income, Net. Interest and other income, net increased 52% to $7.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest and other income, net increased 238% to $5.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in interest income earned from our cash equivalents and investments.

Interest Expense. Interest expense was $15.6 million for the year ended December 31, 2018, resulting primarily from interest incurred on our outstanding 3.00% Convertible Senior Notes due 2022 (“Notes”) and the amortization of the discount related to the Notes and the accrued two payments totaling $55.0 million due to Roche.

Interest expense was $8.1 million for the year ended December 31, 2017, resulting from interest incurred on the Notes and the amortization of the discount related to the Notes and the two payments totaling $55.0 million due to Roche in 2018.

(Benefit) Provision for Income Taxes. The $0.2 million benefit for income tax in 2018 relates to the decrease in deferred tax liability resulting from the impairment charge recorded during the year pertaining to certain acquired intangible assets. The deferred tax liability was originally established for the book‑tax differences related to the indefinitely lived intangible assets at the time of the acquisition of Valocor Therapeutics, Inc. in 2011. No provision for income tax was recorded for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

In December 2018, we entered into a $125.0 million credit facility with Athyrium. The borrowing capacity is available in three tranches. An initial tranche of $35.0 million was funded at the closing date, generating net proceeds to us of approximately $32.5 million. We may borrow an additional $40.0 million in a single draw at our option on or before July 1, 2019 and $50.0 million in a single draw on or before March 2, 2020 if our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. All loans under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of the Notes is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

In May 2017, we sold the Notes for an aggregate principal amount of $287.5 million in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of December 31, 2018, we had $287.5 million in aggregate principal amount of Notes outstanding.

In March 2017, we sold 5,750,000 shares of our common stock pursuant to the automatic shelf registration statement (“2017 Public Offering”) and received gross proceeds of $193.8 million and net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $11.6 million and offering expenses of $0.7 million.

In June 2016, we sold 5,175,000 shares of our common stock in a shelf offering pursuant to the shelf registration statement (“2016 Public Offering”) and received gross proceeds of $144.9 million and net proceeds of $135.6 million, after deducting underwriting discounts and commissions of $8.7 million and offering expenses of $0.6 million.

As of December 31, 2018, we had $316.0 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses. As of December 31, 2018, we had an accumulated deficit of $745.0 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future related to the commercialization of QBREXZA, the clinical development and potential commercialization of our current and any future product candidates we may choose to pursue and to support the administrative and reporting requirements of a public company.

Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(213,098)	$(103,963)	$(74,111)
Investing activities	(13,228)	(104,130)	(130,288)
Financing activities	35,381	462,523	138,950
Net increase (decrease) in cash and cash equivalents and restricted cash	$(190,945)	$254,430	$(65,449)

Operating Activities. Net cash used in operating activities was $213.1 million for the year ended December 31, 2018 and consisted primarily of a net loss of $221.5 million and a $30.2 million increase in net operating assets, partially offset by $38.7 million in non-cash charges. The increase in net operating assets consisted primarily of a $10.0 million decrease in refund liability, $8.4 million increase in inventory, $5.7 million increase in trade and other receivables, net, $2.8 million decrease in accrued liabilities, $2.2 million increase in other assets and $1.5 million increase in prepaid expenses and other current assets. Non‑cash charges included $29.8 million of stock-based compensation, $4.8 million of amortization of discount for payments related to acquired in-process research and development, $1.9 million of amortization of convertible note discount and issuance costs, $1.1 million of impairment of intangible assets and $0.9 million of common stock issued in connection with acquired in-process research and development.

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

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $13.2 million, which resulted primarily from purchases of investments of $319.9 million and from payments made pursuant to in-license agreements with Roche of $55.0 million and Rose U LLC (“Rose U”) of $1.0 million, partially offset by proceeds from maturities of investments of $363.3 million.

Net cash used in investing activities for the year ended December 31, 2017 was $104.1 million, which resulted primarily from purchases of investments of $302.4 million and from the payment made for the acquisition of in-process research and development pursuant to the Roche Agreement of $80.0 million, partially offset by proceeds from maturities of investments of $278.6 million.

Net cash used in investing activities for the year ended December 31, 2016 was $130.3 million, which resulted primarily from purchases of investments of $252.2 million, partially offset by proceeds from maturities of investments of $122.6 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018 was $35.4 million, which resulted primarily from initial net proceeds of $33.2 million from the credit facility with Athyrium.

Net cash provided by financing activities for the year ended December 31, 2017 was $462.5 million, which resulted primarily from net proceeds of $181.5 million from our 2017 Public Offering and net proceeds of $278.3 million from the sale of the Notes.

Net cash provided by financing activities for the year ended December 31, 2016 was $139.0 million, which resulted primarily from net proceeds from our 2016 Public Offering of $135.6 million.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect the losses to increase as we continue to commercialize QBREXZA, continue the development of, and seek potential regulatory approval for, lebrikizumab, and advance our early-stage programs. We believe that our existing cash and investments as of December 31, 2018 are sufficient to meet our anticipated cash requirements, excluding costs to conduct a potential Phase 3 program for lebrikizumab, to at least mid-2020 and to: continue to commercialize QBREXZA; complete and generate topline results from our ongoing Phase 2b dose-ranging study for lebrikizumab; and continue potential lifecycle management activities related to our product candidates. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to raise debt or sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part I, Item 1A, Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Credit facility with Athyrium	$54,000	$3,856	$7,723	$42,421	$—
Operating lease obligations	19,232	4,777	9,974	3,815	666
Convertible notes	317,711	8,625	17,250	291,836	—
Purchase obligations	29,198	28,499	699	—	—
Total contractual obligations	$420,141	$45,757	$35,646	$338,072	$666

Pursuant to the Roche Agreement, we will be obligated to make payments upon the achievement of certain milestones related to lebrikizumab, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. These amounts are not included in the table above.

In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Rose U and related agreement with Stiefel Laboratories, Inc., a GSK company, with respect to QBREXZA, we are required to pay additional amounts totaling up to $0.6 million upon the achievement of certain regulatory milestones and other contingent payments. In addition, we are obligated to pay Rose U or its assignee low‑to‑mid single‑digit royalties on net product sales and low double‑digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. These amounts are not included in the table above.

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

Credit Facility with Athyrium

In December 2018, we entered into a $125.0 million credit facility with Athyrium. The borrowing capacity is available in three tranches. An initial tranche of $35.0 million was funded at the closing date, generating net proceeds to us of approximately $32.5 million. We may borrow an additional $40.0 million in a single draw at our option on or before July 1, 2019 and $50.0 million in a single draw on or before March 2, 2020 if our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. All loans under the facility bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of the Notes is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

Segment Information

We have one primary business activity and operate in one reportable segment.

Off‑Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act, and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

The information required by this item is included in Item 8, Note 2, Summary of Significant Accounting Policies included in our consolidated financial statements in this Annual Report on Form 10‑K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Risk

As of December 31, 2018, we had cash and investments of $316.0 million, which consisted of money market funds, U.S. Treasury securities, corporate debt, U.S. Government agency securities and commercial paper. These interest‑earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. We have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of approximately $0.9 million as of December 31, 2018. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

We are not subject to interest rate sensitivity on our outstanding Notes and our Credit Agreement with Athyrium Opportunities III Acquisition LP as the Notes and credit facility generally have a fixed rate of 3.00% and 10.75% per annum, respectively. The Notes’ interest is payable in cash semi-annually in arrears and matures on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. All loans under the Credit Agreement bear interest payable quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023. For our Notes and Credit Agreement, the changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.

Market Risk and Market Interest Risk

The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dermira, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dermira, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.

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

San Jose, California

February 26, 2019

DERMIRA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$104,976	$295,923
Short-term investments	208,064	255,070
Trade and other receivables, net	5,724	52
Inventory	8,370	—
Prepaid expenses and other current assets	8,275	5,569
Total current assets	335,409	556,614
Property and equipment, net	1,180	1,433
Long-term investments	2,962	—
Intangible assets	952	1,126
Goodwill	771	771
Restricted cash	802	800
Other assets	2,245	50
Total assets	$344,321	$560,794
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,948	$15,094
Accrued liabilities	22,608	25,115
Refund liability	—	10,000
Accrued payments related to acquired in-process research and development	—	50,161
Deferred revenue, current	—	4,988
Total current liabilities	38,556	105,358
Long-term liabilities:
Deferred revenue, non-current	—	25,286
Term loan	32,566	—
Convertible notes	281,223	279,389
Deferred tax liability	—	194
Other long-term liabilities	1,015	918
Total liabilities	353,360	411,145
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 10,000 shares authorized as of December 31, 2018; no shares issued and outstanding as of December 31, 2018 or 2017	—	—
Common stock, $0.001 par value per share; 500,000 authorized as of December 31, 2018; 42,328 and 41,798 shares issued and outstanding as of December 31, 2018 and 2017, respectively	42	42
Additional paid-in capital	736,095	703,215
Accumulated other comprehensive loss	(138)	(215)
Accumulated deficit	(745,038)	(553,393)
Total stockholders’ equity (deficit)	(9,039)	149,649
Total liabilities and stockholders’ equity (deficit)	$344,321	$560,794

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product sales	$2,960	$—	$—
Collaboration and license revenue	39,379	4,541	22,585
Total revenue	42,339	4,541	22,585
Costs and operating expenses:
Cost of sales	1,176	—	—
Research and development	80,547	104,409	83,166
Acquired in-process research and development	891	128,555	—
Selling, general and administrative	172,581	71,903	30,043
Impairment of intangible assets	1,126	—	—
Total costs and operating expenses	256,321	304,867	113,209
Loss from operations	(213,982)	(300,326)	(90,624)
Interest and other income, net	7,887	5,205	1,540
Interest expense	(15,639)	(8,140)	—
Loss before taxes	(221,734)	(303,261)	(89,084)
Benefit for income taxes	(194)	—	—
Net loss	$(221,540)	$(303,261)	$(89,084)
Net loss per share, basic and diluted	$(5.27)	$(7.48)	$(2.70)
Weighted-average common shares used to compute net loss per share, basic and diluted	42,003	40,562	33,045

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(221,540)	$(303,261)	$(89,084)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	77	37	(155)
Total comprehensive loss	$(221,463)	$(303,224)	$(89,239)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2015	29,973	$30	$346,590	$(97)	$(161,048)	$185,475
Issuance of common stock in connection with shelf offering, net of underwriting discounts, commissions and issuance costs of $9,264	5,175	5	135,630	—	—	135,635
Issuance of common stock in connection with license agreement	46	—	1,453	—	—	1,453
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	11	—	(76)	—	—	(76)
Exercise of stock options	383	1	2,142	—	—	2,143
Purchases under employee stock purchase plan	64	—	976	—	—	976
Stock-based compensation	—	—	11,003	—	—	11,003
Unrealized loss on investments	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(89,084)	(89,084)
Balance at December 31, 2016	35,652	36	497,718	(252)	(250,132)	247,370
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs of $12,237	5,750	6	181,532	—	—	181,538
Issuance of common stock in connection with license agreement	20	—	523	—	—	523
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	53	—	(267)	—	—	(267)
Exercise of stock options	243	—	1,589	—	—	1,589
Purchases under employee stock purchase plan	80	—	1,417	—	—	1,417
Stock-based compensation	—	—	20,703	—	—	20,703
Unrealized gain on investments	—	—	—	37	—	37
Net loss	—	—	—	—	(303,261)	(303,261)
Balance at December 31, 2017	41,798	42	703,215	(215)	(553,393)	149,649
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	115	—	(149)	—	—	(149)
Issuance of common stock in connection with license agreement	91	—	891	—	—	891
Exercise of stock options	132	—	525	—	—	525
Purchases under employee stock purchase plan	192	—	1,770	—	—	1,770
Stock-based compensation	—	—	29,843	—	—	29,843
Unrealized gain on investments	—	—	—	77	—	77
Effect of adoption of ASC 606	—	—	—	—	29,895	29,895
Net loss	—	—	—	—	(221,540)	(221,540)
Balance at December 31, 2018	42,328	$42	$736,095	$(138)	$(745,038)	$(9,039)

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(221,540)	$(303,261)	$(89,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	339	123
Stock-based compensation	29,843	20,703	11,003
Acquired in-process research and development	891	128,555	—
Amortization of discount for payments related to acquired in-process research and development	4,839	1,606	—
Net amortization of premiums on available-for-sale securities	(475)	2,366	1,879
Amortization of convertible note discount and issuance costs	1,872	1,143	—
Common stock issued in connection with license agreement	—	523	1,453
Impairment of intangible assets	1,126	—	—
Changes in assets and liabilities:
Trade and other receivables, net	(5,672)	21,348	(21,400)
Inventory	(8,370)	—	—
Prepaid expenses and other current assets	(1,498)	6,233	(6,838)
Other assets	(2,195)	485	90
Accounts payable	823	1,542	4,266
Accrued liabilities	(2,821)	7,573	454
Refund liability	(10,000)	10,000	—
Other long-term liabilities	97	423	128
Deferred revenue	(379)	(3,541)	23,815
Deferred taxes	(194)	—	—
Net cash used in operating activities	(213,098)	(103,963)	(74,111)
Cash flows from investing activities
Purchases of available-for-sale securities	(319,940)	(302,432)	(252,175)
Maturities of available-for-sale securities	363,328	278,580	122,640
Acquisition of in-process research and development	(56,000)	(80,000)	—
Purchase of property and equipment	(616)	(278)	(753)
Net cash used in investing activities	(13,228)	(104,130)	(130,288)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	—	181,538	135,907
Net proceeds from issuance of convertible notes	—	278,246	—
Net proceeds from term loan	33,235	—	—
Net proceeds from issuance of common stock in connection with equity awards	2,146	2,739	3,043
Net cash provided by financing activities	35,381	462,523	138,950
Net increase (decrease) in cash and cash equivalents and restricted cash	(190,945)	254,430	(65,449)
Cash and cash equivalents and restricted cash at beginning of year	296,723	42,293	107,742
Cash and cash equivalents and restricted cash at end of year	$105,778	$296,723	$42,293
Supplemental disclosure of cash flow information
Interest paid	$8,928	$4,289	$—
Supplemental disclosure of noncash investing activities
Acquisition of in-process research and development	891	48,555	—
Acquisition of property and equipment under accounts payable and accrued liabilities	5	367	111

The accompanying notes are an integral part of these consolidated financial statements.

DERMIRA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for pediatric and adult patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are also evaluating lebrikizumab in a Phase 2b clinical trial for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

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

We are subject to risks common to companies in the pharmaceutical industry, including our dependence on third-party clinical research organizations, manufacturers and suppliers; the clinical success of our product candidates; our ability to obtain regulatory approval of our product candidates; the commercial success of our products; potential products liability claims and product recalls; our ability to remain in compliance with applicable laws and regulatory requirements; our need for substantial additional financing to achieve our goals; market acceptance of our approved products; the impact of competitive products and therapies, including generics and biosimilars; our ability to manage third-party manufacturers, suppliers and contract research organizations (“CROs”); our ability to attract and retain management and other key personnel; our ability to effectively manage the increased size and complexity of our organization; our ability to expand our portfolio of products and product candidates; the impact of healthcare reform measures; and our ability to develop and maintain collaborations and license products and intellectual property.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, corporate debt, repurchase agreements, and commercial paper. Restricted cash primarily consists of letters of credit collateralized by a money market account pursuant to certain lease and sublease agreements.

Cash and cash equivalents and restricted cash as reported within the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$104,976	$295,923	$41,793
Restricted cash	802	800	500
Cash and cash equivalents and restricted cash as reported per statement of cash flows	$105,778	$296,723	$42,293

Investments

We classify our investments in money market funds and fixed income securities as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities and commercial paper. The specific identification method is used to determine the cost basis of fixed income securities sold. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income, net. Realized gains and losses and declines in fair value judged to be other than temporary, if any, are also included in interest and other income, net. We classify our available‑for‑sale securities as current or long term primarily based on the remaining contractual maturity of the securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, investments and receivables under our collaboration and license agreements. We invest in money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposits. Bank deposits are held primarily by a limited number of financial institutions and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and issuers of investments to the extent recorded on the consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, repurchase agreements, commercial paper, certificates of deposit and municipal bonds and places restrictions on the credit ratings, maturities and concentration by type and issuer.

As of and for the year ended December 31, 2018, three customers (AmerisourceBergen, McKesson and Cardinal Health) each accounted for more than 10% of our trade receivables and product sales. These three customers collectively accounted for 98.6% and 95.5% of our trade receivables and product sales, respectively, as of and for the year ended December 31, 2018.

Supplier Concentrations

We rely on a limited number of third party contract manufacturing organizations (“CMOs”) for the production of all our clinical supply and commercial products. We do not have any in-house manufacturing facilities and rely on CMOs for all of our production needs. We plan to add manufacturing capacity at our current CMOs as appropriate~~,~~ and to add additional CMOs to our manufacturing network in anticipation of increased future clinical and commercial sales. Establishing additional or replacement CMOs may take a substantial period of time. We have mitigation plans in place to reduce the risk of supply interruption. However, the risks related to operating a global and virtual supply network remain, including but not limited to, risks related to regulatory action, labor disputes, single sources of supply and controlled temperature shipments.

Trade Receivables

Our trade receivables consist of amounts due from the sale of QBREXZA. The trade receivables are recorded net of allowances for distribution fees and trade discounts, government rebates and chargebacks. Estimates for wholesaler chargebacks for government rebates and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. For the periods presented, we did not have any write-offs of trade receivables. We perform ongoing credit evaluations of our customers and generally do not require collateral.

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

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense in cost of sales with a reserve provision on the consolidated balance sheets. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We primarily apply the market approach for recurring fair value measurements.

We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The carrying amount of our cash and cash equivalents, investments, trade receivables, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Internal use software costs incurred in connection with obtaining or developing internal use software are capitalized. This includes external direct costs of material and services. Capitalized internal use software costs are included in property and equipment and are amortized using the straight‑line method over three to five years. Costs incurred during the preliminary project stage and post‑implementation stage, as well as maintenance and training costs, are expensed as incurred.

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

Revenue Recognition under ASC 605

The following paragraphs in this section describe our revenue recognition accounting polices under Topic 605 prior to the adoption of ASC 606 on January 1, 2018.

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

Milestones and Other Contingent Payments

We have adopted the milestone method as described in ASC 605-28, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; (2) the event can only be achieved based in whole or in part on either our performance or a specific outcome resulting from our performance; and (3) if achieved, the event would result in additional payments being due to us. Contingent payments that do not meet the definition of a milestone are recognized in the same manner as the consideration for the combined unit of accounting. If we have no remaining performance obligations under the combined unit of accounting, any contingent payments would be recognized as revenue upon the achievement of the triggering event.

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

Revenue Recognition under ASC 606

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

Commercial rebates and savings card program. We contract with certain third-party payers for the payment of rebates with respect to the utilization of QBREXZA. Rebates to these payers are based on contractual percentages applied to the amount of QBREXZA prescribed to patients who are covered by the plan or the organization with which we have contracts. We estimate and record rebates as a reduction to the transaction price in the same period the related product sales are recognized. We estimate commercial rebates based on contractual terms, estimated payer mix, industry information and other third-party data. We also have a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. Reductions to product sales for the savings card program are estimated based on actual and expected program utilization. We are continually evaluating payer coverage and patient access to QBREXZA and we may make changes to our savings card programs from time to time.

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

As of December 31, 2018, the balance of our revenue related reserves consisting of commercial rebates, savings card program, distribution fees, trade discounts, government rebates, chargebacks, and product returns was $2.5 million, of which $0.7 million was recorded as a direct deduction from trade and other receivables and $1.8 million was recorded in accrued liabilities on the consolidated balance sheet.  During the year ended December 31, 2018, additions to the revenue related reserves were a total of $5.8 million, which was offset by related credits or payments during the year of $3.3 million.

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory or commercial goals; and (iii) royalties on net sales of licensed products. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

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

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired in connection with the acquisition of Valocor Therapeutics, Inc, (“Valocor”). We test goodwill for impairment on an annual basis as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the goodwill is less than its carrying amount. Some of the factors considered by us in our assessment include general macro‑economic conditions, conditions specific to the industry and market, and the successful development of our product candidates. If we conclude it is more likely than not that the fair value of the goodwill is less than its carrying amount, a quantitative fair value test is performed.

We test intangible assets for impairment annually as of October of each year, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the intangible asset with its carrying value is performed. If we discontinue or abandon a program related to an intangible asset and determine that there are no other indicators of value, we will impair the entire amount of the related intangible asset.

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

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the debt, are offset against gross proceeds from the issuance of debt and are amortized to interest expense over the estimated life of the debt based on the effective interest method.

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

Stock-based compensation expense related to stock options granted to employees and directors is recognized based on the grant‑date estimated fair values, net of an estimated forfeiture rate, using the Black‑Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. We estimate our forfeiture rate based on an analysis of our actual forfeitures and the experience of other companies in the same industry, and we will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover and other related factors.

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

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $51.2 million and $6.4 million for the years ended December 31, 2018 and December 31, 2017, respectively. There were no advertising expenses during the year ended December 31, 2016.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of December 31,
	2018	2017	2016
Stock options to purchase common stock	6,950	6,022	4,526
Shares subject to outstanding restricted stock units	1,572	296	148
Estimated shares issuable under the employee stock purchase plan	642	208	63
Shares issuable upon conversion of convertible notes	8,110	8,110	—
	17,274	14,636	4,737

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which make targeted improvements to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-18.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-13.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the statement of cash flows explain the change in the total amount of restricted cash during the period and other additional disclosures. We adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method by restating our consolidated statements of cash flows to include restricted cash balances. Net cash flows for the years ended December 31, 2018, 2017 and 2016 did not materially change as a result of adopting ASU 2016-18.

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

As noted above, effective January 1, 2018, we adopted Topic 606. We adopted Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. On January 1, 2018, we recorded a cumulative adjustment to decrease deferred revenue and accumulated deficit by approximately $29.9 million, to reflect the impact of the adoption of Topic 606. The cumulative adjustment related primarily to our agreements with Maruho Co., Ltd. (“Maruho”) which are described further in Note 8 Collaboration and License Agreements.

Below is a summary of the affected line items of the consolidated balance sheets upon adoption of Topic 606 (in thousands):

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Balance Sheet
Deferred revenue, current	$4,988	$(4,609)	$379
Deferred revenue, non-current	25,286	(25,286)	—
Accumulated deficit	(553,393)	29,895	(523,498)

As a result of adopting Topic 606 on January 1, 2018 under the modified retrospective method, we did not revise the comparative financial statements for the prior years as if Topic 606 had been effective for those periods. Below is disclosure of what our collaboration and license revenue would have been in the year ended December 31, 2018 under Topic 605 (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Statement of Operations
Collaboration and license revenue	$39,379	$43,988	$(4,609)

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of December 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$21,201	$—	$—	$21,201
U.S. Treasury securities	Level 1	84,098	5	(56)	84,047
Corporate debt	Level 2	98,367	2	(88)	98,281
U.S. Government agency securities	Level 2	1,984	—	(1)	1,983
Commercial paper	Level 2	102,781	—	—	102,781
Total investments		$308,431	$7	$(145)	$308,293

		As of December 31, 2017
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$187,649	$—	$—	$187,649
U.S. Treasury securities	Level 1	13,968	—	(5)	13,963
Corporate debt	Level 2	189,287	2	(194)	189,095
Repurchase agreements	Level 2	60,500	—	—	60,500
U.S. Government agency securities	Level 2	25,466	—	(18)	25,448
Commercial paper	Level 2	71,864	—	—	71,864
Total investments		$548,734	$2	$(217)	$548,519

Unrealized losses related to investments in a continuous loss position for 12 months or more were insignificant. We have determined that the gross unrealized losses on our securities as of December 31, 2018 were temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near‑term prospects of the investee; the extent of the loss related to the credit of the issuer; the expected cash flows from the security; and our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. We do not intend to sell the securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases.

The estimated fair value of our term loan approximates its book value as of December 31, 2018. The estimated fair value of our convertible notes was $214.2 million as of December 31, 2018 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of December 31, 2018

See Note 8 for information relating to payments which were measured using unobservable, Level 3 inputs, including a discount rate.

4. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$4,140	$—
Work-in process	1,019	—
Finished goods	3,211	—
Total inventory	$8,370	$—

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computer and other equipment	$313	$289
Internal use software	524	477
Leasehold improvements	823	809
Office furniture	537	369
Total property and equipment	2,197	1,944
Less accumulated depreciation and amortization	(1,017)	(511)
Property and equipment, net	$1,180	$1,433

Property and equipment depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.5 million, $0.3 million and $0.1 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued compensation	$12,510	$9,427
Accrued professional and consulting services	3,476	4,411
Accrued outside research and development services	3,431	9,065
Accrued interest	1,102	1,102
Other	2,089	1,110
Total accrued liabilities	$22,608	$25,115

5. Intangible Assets

In‑Process Research and Development

In connection with the acquisition of Valocor in 2011, we acquired intangible assets that were associated with IPR&D projects relating to certain product candidates, including the investigational treatment olumacostat glasaretil (formerly DRM01). In March 2018, we received results that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. We determined that the intangible assets related to this product candidate were considered to be impaired and recorded an impairment charge of $1.1 million to IPR&D in the consolidated statements of operations during the year ended December 31, 2018. There was no impairment charge against intangible assets in the years ended December 31, 2017 or 2016.

Goodwill

We recorded the goodwill resulting from the Valocor acquisition separately on our consolidated balance sheets as of the acquisition date. Goodwill is tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. There was no impairment charge against goodwill in the years ended December 31, 2018, 2017 or 2016.

6. Debt

Credit Facility

In December 2018, we entered into a Credit Agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP. The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, $35.0 million of which was funded upon the closing. The second tranche of $40.0 million may be borrowed in a single draw at our option on or before July 1, 2019 and the third tranche of $50.0 million may be borrowed in a single draw on or before March 2, 2020 subject to a performance-based milestone. All loans under the facility bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. After the occurrence and during the continuation of a default, amounts outstanding will bear interest at a rate of 13.75% per annum, payable in cash quarterly in arrears and on demand. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets.

We may make voluntary prepayments in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as default and change in control, wherein we will be required to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the term loan and accounted for separately from the host contract. As of December 31, 2018, the fair value of this embedded derivative was immaterial.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default. As of December 31, 2018, we were in compliance with all of the covenants under the Credit Agreement.

In connection with issuance of the term loan, we incurred certain costs and fees totaling $2.5 million which were recorded as a direct deduction discount from the term loan on the consolidated balance sheets and are being amortized ratably to interest expense over the term of the loan, using the effective interest method. As of December 31, 2018, there were unamortized issuance costs and debt discounts of $2.4 million related to the term loan. We recorded $0.3 million in interest expense related to the term loan for the year ended December 31, 2018.

As of December 31, 2018, minimum aggregate future payments under the term loan are as follows (in thousands):

December 31,
2019	$3,856
2020	3,867
2021	3,856
2022	3,857
2023	38,564
Total minimum payments	54,000
Amount representing interest and discounts	(21,434)
Principal amount of term loan	$32,566

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

As of December 31, 2018, there were unamortized issuance costs and debt discounts of $6.3 million, which were recorded as a direct deduction from the Notes on the consolidated balance sheets.

7. Commitments and Contingencies

Facility Lease

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement entered into in July 2014, as amended (“Lease”). Pursuant to the Lease, we lease 45,192 square feet of space in a multi-suite building (the “Building”). As of December 31, 2018, rent payments under the Lease include base rent with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.

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

In September 2017, we entered into a sublease agreement (“Sublease”) pursuant to which we expanded our office space by subleasing an additional 23,798 square feet of space in the Building. Rent payments for the Sublease include base rent of with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Sublease term commenced on December 20, 2017, and will end on April 30, 2024, unless terminated early pursuant to the terms of the Sublease.

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

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $6.1 million, $4.4 million and $2.3 million, respectively. The terms of the Lease and the Sublease provide for rental payments on a monthly basis on a graduated scale. We recognize rent expense on a straight‑line basis over the lease period.

As of December 31, 2018, the aggregate total future minimum lease payments under the Lease and Sublease were as follows (in thousands):

Year Ending December 31,
2019	$4,777
2020	4,918
2021	5,056
2022	1,879
2023	1,936
Thereafter	666
Total payments	$19,232

The table above excludes additional payments due over the period of the Lease and Sublease to cover our share of facility expenses, including utilities, property taxes, insurance and maintenance.

8. Collaboration and License Agreements

In-license Agreements

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting interleukin 13, for atopic dermatitis and all other therapeutic indications.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017, a $25.0 million payment to Roche in July 2018 upon the achievement of 50% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in June 2018, and a $30.0 million payment in November 2018 related to related to the achievement of 100% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in October 2018. We will also be obligated to make payments upon the achievement of certain milestones, comprising $40.0 million upon the initiation of the first Phase 3 clinical study, up to $210.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for indications other than interstitial lung diseases. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales that range from the high single-digits to the high teens. Royalty payments will be made from the first commercial sale date in such country and end on the later of the date that is (a) ten years after the date of the first commercial sale of lebrikizumab in such country, (b) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (c) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (d) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

We determined that the acquired IPR&D related to the Roche Agreement had no alternative future use and recorded an expense of $128.6 million during the year ended December 31, 2017 in the consolidated statements of operations as acquired in-process research and development expense. This expense was comprised of the initial payment of $80.0 million, which was made in October 2017, and the present value of the $25.0 million and $30.0 million milestone payments which were both made in 2018. The payments due and paid in 2018 were measured on a non-recurring basis using unobservable, Level 3 inputs, including a discount rate used to value the payments at present value as of the effective date of the Roche Agreement. As of December 31, 2017, on the consolidated balance sheets, we recorded $50.2 million to accrued payments related to acquired in-process research and development, current, which were subsequently paid in 2018. The remaining milestone payments will be recognized when the contingency related to the milestone is resolved and the consideration is paid or becomes payable.

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

As of December 31, 2018, we have paid license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million payment in connection with the first commercial sale of QBREXZA, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain regulatory milestones and other contingent payments. In addition, we are also obligated to pay Rose U or its assignee low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. We are entitled to credit the $2.5 million milestone against current and future royalty payments owed to Rose U in accordance with the terms of the license agreement.

Out-license and Other Agreements

We recognized revenue related to the collaboration and license agreements for the period presented as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
UCB	$39,379	$276	$21,400
Maruho	—	4,265	1,185
	$39,379	$4,541	$22,585

Maruho Agreements

In March 2013, we entered into the Maruho Right of First Negotiation Agreement with Maruho, pursuant to which we provided Maruho with certain information and the right to negotiate an exclusive license to develop and commercialize certain of our products in specified territories. In connection with the entry into this agreement, Maruho paid us $10.0 million (“Maruho Payment”), which will be credited against certain payments payable by Maruho to us if we and Maruho enter into a license agreement for any of our products with Maruho. Maruho’s right of first negotiation expired in December 2016, but the right to credit the Maruho Payment against certain payments under any future license agreement for our products remains. As of December 31, 2017, we recorded the $10.0 million payment related to the Maruho Right of First Negotiation Agreement as deferred revenue, non-current in our consolidated balance sheets. We concluded that there are no remaining performance obligations under Topic 606 as of the date of the adoption. As a result, a cumulative adjustment to reduce deferred revenue of $10.0 million was recorded upon the adoption of Topic 606 on January 1, 2018. As of December 31, 2018, we do not have a deferred revenue balance related to the Maruho Right of First Negotiation Agreement on the consolidated balance sheets.

In September 2016, we entered into an Exclusive License Agreement with Maruho, which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho G.T. Agreement”). Pursuant to the terms of the Maruho G.T. Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho G.T. Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost. During the year ended December 31, 2018, Maruho purchased $0.5 million of product supply from us, which was recorded as an offset to research and development on the consolidated statements of operations. Purchases of product supplies was insignificant during the years ended December 31, 2017 and 2016. The Maruho G.T. Agreement is unrelated to, and the exclusive license of glycopyrronium tosylate in Japan to Maruho was not subject to the terms of, the existing Maruho Right of First Negotiation Agreement.

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

Under Topic 606, the entire transaction price of $25.0 million was allocated to the license performance obligation. The license was deemed to be delivered in 2016 in connection with the execution of the agreement and the performance obligation was fully satisfied. As a result, a cumulative adjustment to reduce deferred revenue of $19.6 million was recorded upon the adoption of Topic 606 on January 1, 2018. See Note 2 for more details. As of December 31, 2018, we do not have a deferred revenue balance related to the Maruho G.T. Agreement on the consolidated balance sheet.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for treatment of psoriasis. We were obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. If the aggregate development costs reimbursed by us to UCB during this six-month period were less than $10.0 million, we would have been obligated to pay UCB the difference between such aggregate costs and $10.0 million. These terms replaced the provisions of the UCB Agreement pursuant to which we would have been eligible to recoup our external development costs incurred related to the Cimzia program, net of milestones received, through a royalty on future net sales of Cimzia. As of December 31, 2018, we have fully reimbursed UCB the $10.0 million for development costs incurred by UCB.

Under Topic 606, we evaluated the terms of the Transition Agreement and the transition services were identified as the only performance obligation as of the inception of the agreement. We further determined that the transaction price under the arrangement was comprised of $1.0 million, representing the net consideration from the $11.0 million payment received from UCB and the $10.0 million refund liability due to UCB. The $1.0 million transaction price was fully recognized as revenue as of June 30, 2018. The $39.0 million milestone amount payable to us upon the approval of Cimzia for the treatment of psoriasis in the United States was initially not included in the transaction price, as it was determined to be fully constrained. Upon UCB’s receipt of FDA approval of Cimzia for the treatment of psoriasis in June 2018, the $39.0 million milestone payment was included in the transaction price and fully recognized in June 2018 as all performance obligations were satisfied. For the year ended December 31, 2018, we recognized $39.4 million in revenue in our consolidated statement of operations related to UCB. No other revenue will be recognized from UCB in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized.

9. Stock‑Based Compensation

Equity Incentive Plan

In 2010, we adopted the 2010 Equity Incentive Plan (the “2010 Plan”) which provided for the granting of stock options to our employees, directors and consultants. In September 2014, our board of directors approved the 2014 Equity Incentive Plan (the “2014 EIP”), which became effective on October 1, 2014, the day prior to the effective date of our registration statement on Form S‑1. As of the effective date of the 2014 EIP, the 2010 Plan was terminated and no further stock awards were granted pursuant to the 2010 Plan. Outstanding stock options granted under the 2010 Plan will continue to be governed by the provisions of the 2010 Plan until the earlier of the stock option’s expiration or exercise.

The 2014 EIP authorized the reservation of 1,896,551 shares of our common stock, plus any shares reserved or remaining for issuance, or that become available upon forfeiture of outstanding stock options or our repurchase of shares granted pursuant to an equity award, in each case, under the 2010 Plan. On January 1 of each of the first 10 years commencing after the effective date of our October 2014 initial public offering (“IPO”), the number of shares of our common stock reserved for issuance under the 2014 EIP will increase automatically by an amount equal to 4% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors elects to authorize a lesser number of shares. As of December 31, 2018, we had reserved 7,157,981 shares of common stock for issuance under the 2014 EIP. Effective January 1, 2019, an additional 1,693,126 shares of common stock were reserved for issuance.

The 2014 EIP provides for the granting of stock options and restricted stock units to our employees, officers, directors, consultants and advisors. Stock options granted under the 2014 EIP may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options (“NSOs”) may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2014 EIP must be at least equal to the fair market value of the common stock on the date of grant, except that an ISO granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2014 EIP is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. All of our other stock options granted to employees generally vest monthly over four years from the vesting commencement date. Restricted stock units granted under the 2014 EIP generally vest within three years.

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

Stock Options

The following table reflects a summary of stock option activity under all of the Company’s stock compensation plan for the specified period (in thousands, except per share amounts):

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	3,814	$9.19	7.9	$96,954
Stock options granted	1,148	27.21
Stock options exercised	(382)	5.60
Stock options forfeited	(54)	21.60
Stock options outstanding at December 31, 2016	4,526	$13.92	7.5	$74,765
Stock options granted	1,874	30.96
Stock options exercised	(243)	6.53
Stock options forfeited	(135)	30.35
Stock options outstanding at December 31, 2017	6,022	$19.15	7.4	$59,461
Stock options granted	2,299	21.62
Stock options exercised	(132)	3.98
Stock options forfeited	(1,239)	25.89
Stock options outstanding at December 31, 2018	6,950	$19.06	7.1	$7,937
Vested and expected to vest as of December 31, 2018	6,735	$19.04	7.0	$7,935
Exercisable as of December 31, 2018	4,138	$15.99	5.9	$7,937

The total estimated grant date fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $21.3 million, $15.6 million and $8.3 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $5.9 million and $9.5 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, we granted stock options to employees and directors to purchase shares of common stock with a weighted‑average grant date fair value of $14.15, $19.66 and $16.72 per share, respectively. As of December 31, 2018, the total unrecognized compensation expense was $36.7 million, which we expect to recognize over a period of approximately 2.5 years.

We estimated the fair value of stock options using the Black‑Scholes option pricing model. The fair value of employee stock options is being amortized on a straight‑line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted‑average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.0	6.0	6.0
Expected volatility	72.6%	70.4%	68.4%
Risk–free interest rate	2.7%	2.0%	1.4%
Expected dividend rate	—	—	—

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

During the years ended December 31, 2018 and 2017, we did not grant stock options to non-employees and the compensation expense related to options granted to non-employees in prior years was immaterial.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is determined based on the value of the underlying common stock on the date of grant. The expenses relating to these RSUs are recognized over their respective vesting periods. The following table reflects a summary of RSU activity for the specified period (in thousands, except per share amounts):

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2015	—	$—
RSUs granted	162	27.14
RSUs vested and settled	(13)	26.37
RSUs forfeited	(1)	26.37
RSUs outstanding at December 31, 2016	148	$27.21
RSUs granted	222	32.68
RSUs vested and settled	(65)	28.88
RSUs forfeited	(9)	31.86
RSUs outstanding at December 31, 2017	296	$30.81
RSUs granted	1,678	12.64
RSUs vested and settled	(131)	29.67
RSUs forfeited	(271)	19.25
RSUs outstanding at December 31, 2018	1,572	$13.50

The total grant date fair value of RSUs vested during the December 31, 2018, 2017 and 2016 was $3.9 million, $1.9 million, and $0.4 million, respectively. The total vesting date fair value of RSUs vested during the December 31, 2018, 2017 and 2016 was $1.3 million, $1.5 million and $0.4 million, respectively.

As of December 31, 2018, the total unrecognized compensation expense was $14.7 million, which we expect to recognize over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

On September 9, 2014, our board of directors adopted and approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 2, 2014, the day that our registration statement on Form S‑1 was declared effective. On January 1 of each of the first 10 years commencing after the effective date of the IPO, the number of shares of our common stock reserved for issuance under the 2014 ESPP will increase automatically by an amount equal to 1% of the number of shares of our common stock outstanding on the preceding December 31, unless our board of directors or compensation committee elects to authorize a lesser number of shares. As of December 31, 2018, we had reserved 1,622,233 shares of common stock for issuance under the 2014 ESPP. Effective January 1, 2019, an additional 423,281 shares of common stock were reserved for issuance.

Subject to certain limitations, our employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2014 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the two‑year offering period. Compensation expense related to the 2014 ESPP for the years ended December 31, 2018, 2017 and 2016 was approximately $1.6 million, $0.9 million and $0.6 million, respectively.

The fair value of each employee stock purchase right grant is estimated using the Black‑Scholes option pricing model and is recognized as expense using the straight‑line method. The weighted‑average estimated fair value of employee stock purchase rights granted pursuant to the 2014 ESPP during the years ended December 31, 2018, 2017 and 2016 was $4.93, $11.06 and $14.53 per share, respectively, and was based on the following assumptions:

	Year ended December 31,
	2018	2017	2016
Expected term (in years)	1.3	1.3	1.3
Expected volatility	84.6%	71.6%	75.8%
Risk–free interest rate	2.7%	1.6%	0.7%
Expected dividend rate	—	—	—

Total Stock‑Based Compensation

Total stock‑based compensation expense related to the 2010 Plan, the 2014 EIP, the 2014 ESPP and the 2018 Inducement Plan was allocated as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of sales	$7	$—	$—
Research and development	9,945	8,006	4,039
Selling, general and administrative	19,696	12,697	6,964
Total stock-based compensation expense	$29,648	$20,703	$11,003

Stock-based compensation of $0.2 million was capitalized into inventory for the year ended December 31, 2018. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

10. Employee Benefit Plan

We sponsor a 401(k) defined contribution plan for our employees. This plan provides for tax‑deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. We may match employee contributions in amounts to be determined at our sole discretion. We made no contributions to the plan for the years ended December 31, 2018, 2017 or 2016.

11. Income Taxes

We recorded a benefit for income taxes of $0.2 million during the year ended December 31, 2018. We recorded no provision or benefit for income taxes during the year ended December 31, 2017. The benefit for income tax related to the reduction in the deferred tax liability resulting from the impairment charge to IPR&D, which was not recognized for tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$146,195	$99,710
Depreciation and amortization	365	423
Research and development tax credits	13,212	7,415
Deferred revenue	—	6,207
Accruals and stock–based compensation expense	8,743	10,968
Total gross deferred tax assets	168,515	124,723
Valuation allowance	(168,515)	(124,723)
Net deferred tax assets	—	—
Deferred tax liabilities:
Acquired IPR&D	—	(194)
Net deferred tax assets/(liabilities) prior to valuation allowance	—	(194)
Net deferred tax liabilities	$—	$(194)

 Reconciliations of the statutory federal income tax benefit rate to our effective tax for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Tax (benefit) at statutory federal rate	21.0%	34.0%	34.0%
State tax (benefit), net of federal benefit	0.8	—	—
Foreign income/losses taxed at different rates	—	—	—
Permanent differences	(1.9)	(1.1)	(1.2)
Research and development credits	2.1	0.8	2.0
Federal deferred remeasurement	—	(22.9)	—
Change in valuation allowance	(22.0)	(10.8)	(34.8)
Effective tax rate	0.1%	0.0%	—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset deferred tax assets as of December 31, 2018 and 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. Our valuation allowance increased by approximately $43.8 million and $36.3 million for the years ended December 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Acts (“Tax Act”) was signed into law in the U.S., containing many significant changes to the U.S. income tax laws. The Tax Act was effective in the first quarter of 2018 and, among other changes, lowered our federal tax rate from 34% to 21%. Accordingly, we remeasured our federal deferred tax balances during the year ended December 31, 2017 to reflect the lower statutory tax rate, offset by change in our federal valuation allowance. As of December 31, 2018, we completed the accounting for the tax effects of the Tax Act and no adjustments were made to our provisional estimate recorded during the year ended December 31, 2017.

As of December 31, 2018, we had net operating loss (“NOL”) carryforwards available to reduce future taxable income, if any, for federal, state and Canadian income tax purposes of $664.4 million, $50.0 million and $3.0 million, respectively. The federal and California NOL carryforwards will begin expiring during the year ended December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ended December 31, 2028.

As of December 31, 2018, we also had research and development credit carryforwards of $10.6 million, $5.4 million and $0.4 million available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes, respectively. The federal and Canadian credit carryforwards will begin expiring in 2031 and the California state credit carryforwards has no expiration date.

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

As we have a full valuation allowance against our deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. We do not expect the amount of unrecognized tax benefits to change significantly in the next 12 months. A summary of the activity of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized benefit - beginning of year	$4,625	$3,022	$1,072
Gross increases — current year tax provisions	1,183	1,603	1,327
Gross increases — prior year tax positions	—	—	623
Gross decreases — prior year tax positions	(2,615)	—	—
Unrecognized benefit — end of year	$3,193	$4,625	$3,022

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

12. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2018 and 2017.

	2018
(Amounts in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$299	$39,080	$717	$2,243
Cost of sales	—	—	237	939
Operating expenses	57,227	60,315	65,802	71,801
Net loss	(59,254)	(23,932)	(66,544)	(71,810)
Net loss per share, basic and diluted	$(1.42)	$(0.57)	$(1.58)	$(1.70)

	2017
(Amounts in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,066	$1,066	$1,066	$1,343
Cost of sales	—	—	—	—
Operating expenses*	31,186	39,565	179,097	55,019
Net loss	(29,509)	(38,566)	(179,174)	(56,012)
Net loss per share, basic and diluted	$(0.79)	$(0.93)	$(4.30)	$(1.34)

*

During the third quarter of 2017, we recognized acquired in-process research and development expenses of $128.6 million related to the Roche Agreement, which is included in operating expenses in this table.

13. Subsequent Event

We entered into an option and license agreement with Almirall, S.A. (“Almirall”) in February 2019, under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. In exchange, we will receive an upfront option fee of $30.0 million. Following the availability of topline data from our ongoing Phase 2b clinical study of lebrikizumab, we will provide to Almirall a data package consisting of topline and additional data, along with a development plan, after which Almirall will have 45 days to exercise its option.  If the option is exercised, we will receive a $50.0 million option exercise fee and will be eligible to receive additional development, regulatory and sales milestone payments, as well as double-digit royalties.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dermira, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dermira, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Dermira, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018 and related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III.

Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10‑K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers” in Part I of this Form 10‑K. The other information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

(b)	Exhibits. The list of exhibits filed with this report is set forth in the Exhibit Index preceding the signature pages and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	10‑Q	001‑36668	3.1	11/12/2014

3.2	Restated Bylaws.	10‑Q	001‑36668	3.2	11/12/2014

4.1	Form of Common Stock Certificate.	S‑1	333‑198410	4.1	08/27/2014

4.2	Amended and Restated Investors’ Rights Agreement, dated August 15, 2014, by and among the Registrant and certain of its stockholders.	S‑1	333‑198410	4.2	08/27/2014

4.3	Indenture, dated as of May 16, 2017, between Dermira, Inc. and U.S. Bank National Association (including the form of 3.00% Convertible Senior Notes due 2022).	8-K	001‑36668	4.1	05/16/2017
10.1#	Form of Indemnity Agreement.	S‑1	333‑198410	10.1	09/19/2014

10.2#	2010 Equity Incentive Plan and forms of award agreements.	S‑1	333‑198410	10.2	08/27/2014

10.3#	2014 Equity Incentive Plan and forms of stock option award agreement, stock option exercise agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	10‑Q	001‑36668	10.3	11/12/2014

10.4#	2014 Employee Stock Purchase Plan and form of subscription agreement.	10‑Q	001‑36668	10.4	11/12/2014

10.5#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Thomas G. Wiggans.	S‑1	333‑198410	10.5	08/27/2014

10.6#	Offer Letter, accepted and agreed to April 24, 2014, by and between the Registrant and Andrew L. Guggenhime.	10‑K	001‑36668	10.6	03/25/2015

10.7#	Amended and Restated Employment Agreement, dated August 4, 2011, by and between the Registrant and Eugene A. Bauer	S‑1	333‑198410	10.6	08/27/2014

10.8#	Amended and Restated Offer Letter, accepted and agreed to July 17, 2012, by and between the Registrant and Luis C. Peña.	10‑K	001‑36668	10.8	02/28/2017

10.9#	Amended and Restated Offer Letter, accepted and agreed to August 4, 2011, by and between the Registrant and Christopher M. Griffith.	10‑K	001‑36668	10.9	02/28/2017

10.10†	Development and Commercialisation Agreement, dated March 21, 2014, by and between the Registrant and UCB Pharma S.A.	S‑1	333‑198410	10.9	09/29/2014

10.11†	Exclusive License Agreement, dated April 26, 2013, by and between the Registrant and Rose U LLC.	S‑1	333‑198410	10.10	09/29/2014

10.12	Loan and Security Agreement, dated December 11, 2013, as amended, by and between the Registrant and Square 1 Bank.	10‑K	001‑36668	10.10	03/25/2015

10.13†	Right of First Negotiation Agreement, dated March 28, 2013, by and between the Registrant and Maruho Co., Ltd.	S‑1	333‑198410	10.12	09/29/2014

10.14	Lease Agreement, dated July 24, 2014, as amended, by and between the Registrant and Middlefield Park.	S‑1	333‑198410	10.13	09/12/2014

10.15	Second Amendment to Lease, dated December 4, 2015, by and between the Registrant and Middlefield Park.	10-K	001‑36668	10.13	03/04/2016

10.16	Third Amendment to Lease, dated April 29, 2016, by and between the Registrant and Middlefield Park.	10-Q	001‑36668	10.1	08/08/2016

10.17#	Form of Severance and Change in Control Agreement.	S‑1	333‑198410	10.14	09/12/2014

10.18†	Exclusive License Agreement, dated September 19, 2016, by and between the Registrant and Maruho Co., Ltd.	10-Q	001‑36668	10.1	11/07/2016

10.19#	2018 Equity Inducement Plan and forms of notice of stock option grant, stock option agreement, notice of restricted stock unit award and restricted stock unit agreement.	S-8	333-222865	99.3	02/05/2018

10.20	Transition Agreement, dated November 6, 2017, by and between the Registrant and UCB Pharma S.A.	10-K	001‑36668	10.20	02/22/2018

10.21#	Offer Letter, accepted and agreed to December 5, 2016, by and between the Registrant and Lori Lyons-Williams.	10-K	001‑36668	10.21	02/22/2018

10.22†	License Agreement dated as of August 8, 2017 between Dermira, Inc. and F. Hoffmann-La Roche Ltd and Genentech, Inc.	10-Q	001‑36668	10.1	11/06/2017
10.23	Sublease Agreement dated as of September 22, 2017 between Dermira, Inc. and McDermott Will & Emery LLP.	10-Q	001‑36668	10.2	11/06/2017
10.24	Credit Agreement dated as of December 3, 2018, by and between the Registrant and Athyrium Opportunities III Acquisition LP.					X
10.25	Security Agreement dated as of December 3, 2018, by and between the Registrant and Athyrium Opportunities III Acquisition LP.					X
10.26	Pledge Agreement dated as of December 3, 2018, by and between the Registrant and Athyrium Opportunities III Acquisition LP.					X
10.27#	Offer Letter effective as of April 2, 2018 by and between the Registrant and Christopher Horan.					X
21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this report).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

_________________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on the 26th day of February 2019.

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

Signature	Title	Date

/s/ Thomas G. Wiggans	Chief Executive Officer and Chairman of the	February 26, 2019
Thomas G. Wiggans	Board (Principal Executive Officer)

/s/ Andrew L. Guggenhime	Chief Financial Officer	February 26, 2019
Andrew L. Guggenhime	(Principal Financial and Accounting Officer)

/s/ Eugene A. Bauer M.D.	Chief Medical Officer and Director	February 26, 2019
Eugene A. Bauer

/s/ David E. Cohen, M.D., M.P.H.	Director	February 26, 2019
David E. Cohen, M.D., M.P.H.

/s/ Fred B. Craves	Lead Independent Director	February 26, 2019
Fred B. Craves

/s/ Matthew K. Fust	Director	February 26, 2019
Matthew K. Fust

/s/ Mark D. Mcdade	Director	February 26, 2019
Mark D. McDade

/s/ Jake R. Nunn	Director	February 26, 2019
Jake R. Nunn

/s/ William R. Ringo	Director	February 26, 2019
William R. Ringo

/s/ Kathleen Sebelius	Director	February 26, 2019
Kathleen Sebelius