Form 10-Q
period 2019-03-31
Dermira, Inc.
filed 2019-05-07
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Trading symbol DERM	Name of each exchange on which registered The Nasdaq Global Select Market

As of April 30, 2019, the registrant had 53,667,718 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,693	$104,976
Short-term investments	186,137	208,064
Trade and other receivables, net	8,450	5,724
Inventory	13,355	8,370
Prepaid expenses and other current assets	33,373	8,275
Total current assets	443,008	335,409
Property and equipment, net	964	1,180
Long-term investments	—	2,962
Operating lease right-of-use asset	13,978	—
Intangible assets	927	952
Goodwill	771	771
Restricted cash	803	802
Other assets	1,124	2,245
Total assets	$461,575	$344,321
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,081	$15,948
Accrued liabilities	21,826	22,608
Lease liability, current	4,187	—
Deferred revenue, current	30,000	—
Total current liabilities	62,094	38,556
Long-term liabilities:
Term loan	32,690	32,566
Convertible notes, net	281,684	281,223
Lease liability, non-current	10,513	—
Other long-term liabilities	—	1,015
Total liabilities	386,981	353,360
Stockholders’ equity (deficit):
Common stock	54	42
Additional paid-in capital	884,379	736,095
Accumulated other comprehensive gain (loss)	31	(138)
Accumulated deficit	(809,870)	(745,038)
Total stockholders’ equity (deficit)	74,594	(9,039)
Total liabilities and stockholders’ equity (deficit)	$461,575	$344,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Product sales	$2,452	$—
Collaboration and license revenue	—	299
Total revenue	2,452	299
Costs and operating expenses:
Cost of sales	926	—
Research and development	15,569	25,591
Selling, general and administrative	48,679	30,510
Impairment of intangible assets	—	1,126
Total costs and operating expenses	65,174	57,227
Loss from operations	(62,722)	(56,928)
Interest and other income, net	1,551	1,734
Interest expense	(3,661)	(4,254)
Loss before taxes	(64,832)	(59,448)
Benefit for income taxes	—	194
Net loss	$(64,832)	$(59,254)
Net loss per share, basic and diluted	$(1.49)	$(1.42)
Weighted-average common shares used to compute net loss per share, basic and diluted	43,585	41,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(64,832)	$(59,254)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	169	(128)
Total comprehensive loss	$(64,663)	$(59,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	41,798	$42	$703,215	$(215)	$(553,393)	$149,649
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	6	—	—	—	—	—
Exercise of stock options	44	—	197	—	—	197
Stock-based compensation	—		7,514	—	—	7,514
Unrealized loss on investments	—	—	—	(128)	—	(128)
Effect of adoption of the ASC 606	—	—	—	—	29,895	29,895
Net loss	—	—	—	—	(59,254)	(59,254)
Balance at March 31, 2018	41,848	$42	$710,926	$(343)	$(582,752)	$127,873

Balance at December 31, 2018	42,328	$42	$736,095	$(138)	$(745,038)	$(9,039)
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs of $9,318	11,283	12	140,171	—	—	140,183
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	9	—	—	—	—	—
Exercise of stock options	13	—	23	—	—	23
Stock-based compensation	—	—	8,090	—	—	8,090
Unrealized gain on investments	—	—	—	169	—	169
Net loss	—	—	—	—	(64,832)	(64,832)
Balance at March 31, 2019	53,633	$54	$884,379	$31	$(809,870)	$74,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(64,832)	$(59,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	115
Stock-based compensation	7,981	7,514
Amortization of discount for payments related to acquired in-process research and development	—	1,641
Net (accretion) amortization of premiums on available-for-sale securities	(583)	280
Amortization of debt discount and issuance costs	585	458
Amortization of operating lease right-of-use assets	811	—
Impairment of intangible assets	—	1,126
Loss on disposal of assets	101	—
Changes in assets and liabilities:
Trade and other receivables, net	(2,726)	(5)
Inventory	(4,876)	—
Prepaid expenses and other current assets	(25,374)	(507)
Other assets	1,121	(648)
Accounts payable	(9,873)	(4,351)
Accrued liabilities	(271)	(809)
Other long-term liabilities	—	141
Lease liabilities	(841)	—
Deferred revenue	30,000	(299)
Deferred taxes	—	(194)
Net cash used in operating activities	(68,627)	(54,792)
Cash flows from investing activities
Purchases of available-for-sale securities	(43,189)	(48,874)
Maturities of available-for-sale securities	68,709	96,150
Purchase of property and equipment	(15)	(35)
Net cash provided by investing activities	25,505	47,241
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	140,525	—
Payments for debt issuance cost	(708)	—
Net proceeds from issuance of common stock in connection with equity awards	23	197
Net cash provided by financing activities	139,840	197
Net increase (decrease) in cash and cash equivalents and restricted cash	96,718	(7,354)
Cash and cash equivalents and restricted cash at beginning of year	105,778	296,723
Cash and cash equivalents and restricted cash at end of period	$202,496	$289,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and plan to initiate a Phase 3 clinical development program by the end of 2019, subject to an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). We also have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

In March 2019, we sold 11,283,019 shares of our common stock in a public offering pursuant to a shelf registration statement on Form S-3 and received gross proceeds of $149.5 million and net proceeds of approximately $140.2 million, after deducting underwriting discounts and commissions of $9.0 million and offering expenses of approximately $0.3 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of our wholly owned subsidiary, Dermira Canada. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and variable consideration, inventory, acquired in-process research and development, investments, accrued research and development expenses, goodwill, operating lease assets and liabilities, intangible assets, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

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

As of and for the three-month period ended March 31, 2019, three customers (AmerisourceBergen, McKesson and Cardinal Health) each accounted for more than 10% of our trade receivables and product sales. These three customers collectively accounted for 98.1% and 95.5% of our trade receivables and product sales, respectively, as of and for the three-month period ended March 31, 2019.

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

Inventory

Inventories consist of raw materials, work-in-process and finished goods related to the production of QBREXZA. Inventory costs are determined using the lower of standard cost, which approximates the actual costs determined using the first-in, first-out basis, or net realizable value. Standard costs are reviewed and updated annually or as needed. We expense costs associated with the manufacture of our products prior to regulatory approval and capitalize the cost of inventory when there is a high probability of future economic benefit. We began capitalizing the cost of inventory related to QBREXZA in the second quarter of 2018, the period in which we received regulatory approval to market the product. We are expensing costs associated with the manufacture of our lebrikizumab product candidate.

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the condensed consolidated balance sheets. We write down inventory that is in excess of expected requirements and at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of March 31, 2019, the carrying value of our inventory was $13.4 million, including finished goods inventory of $4.7 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $14.4 million. In order to realize the value of our recorded inventory, we will be dependent upon significant increases in the sales volumes of QBREXZA.

Leases

We adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognized a right-of-use asset and a lease liability on our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. As our leases do not provide an implicit rate, we estimated the rate of interest. In order to estimate the interest rate, we utilized the effective interest rate derived from the recent debt transactions, adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease, including our credit rating. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the practical expedients permitted under Topic 842, which allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term real-estate leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases (Topic 840) (“Topic 840”). See “―Recent Accounting Pronouncements” below, for more information about the impact of the adoption on Topic 842.

Revenue Recognition

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

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

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

As of March 31, 2019, the balance of our revenue-related reserves, consisting of commercial rebates, savings card program, distribution fees, trade discounts, government rebates, chargebacks, and product returns, was $3.4 million, of which $1.0 million was recorded as a direct deduction from trade and other receivables and $2.4 million was recorded in accrued liabilities on the condensed consolidated balance sheets. As of December 31, 2018, the balance of these revenue-related reserves was $2.5 million, of which $0.7 million was recorded as a direct deduction from trade and other receivables and $1.8 million was recorded in accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2019, additions to the revenue-related reserves were $7.7 million, which was offset by related credits or payments of $6.8 million. We had no additions or credits to the revenue-related reserve during the three months ended March 31, 2018.

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) fees attributable to options to intellectual property. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. When an option is exercised, the performance obligations associated to the option are identified, which will determine the accounting for the transaction price attributable to the option.

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

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $9.5 million and $6.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of March 31,
	2019	2018
Stock options to purchase common stock	7,744	7,387
Shares subject to outstanding restricted stock units	2,639	574
Estimated shares issuable under the employee stock purchase plan	602	193
Shares issuable upon conversion of convertible notes	8,110	8,110
	19,095	16,264

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarified the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers (“Topic 606”). ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-18.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-13, but do not anticipate it will have a material impact on our disclosures.

In February 2016, the FASB issued Topic 842, which is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. We adopted Topic 842 on January 1, 2019 using the modified retrospective approach. There was no cumulative-effect adjustment as of January 1, 2019. We recognized a right-of-use asset and a lease liability on our consolidated balance sheet for the discounted value of future lease payments from the adoption of Topic 842. The impact on the condensed consolidated balance sheets as of January 1, 2019 on the condensed consolidated statement of cash flows for the three months ended March 31, 2019 was as follows:

	Topic 840	Topic 842	Impact of
Balance Sheet	January 1, 2019	January 1, 2019	Adoption
Deferred rent classified as accrued liabilities	(134)	—	134
Deferred rent classified as other long-term liabilities	(1,015)	—	1,015
Operating lease right-of-use asset	—	14,788	14,788
Lease liability, current	—	(4,551)	(4,551)
Lease liability, non-current	—	(11,386)	(11,386)

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of March 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$10,782	$—	$—	$10,782
U.S. Treasury securities	Level 1	75,192	27	(11)	75,208
Corporate debt	Level 2	79,039	31	(17)	79,053
U.S. Government agency securities	Level 2	1,991	1	—	1,992
Commercial paper	Level 2	66,469	—	—	66,469
Total investments		$233,473	$59	$(28)	$233,504

		As of December 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$21,201	$—	$—	$21,201
U.S. Treasury securities	Level 1	84,098	5	(56)	84,047
Corporate debt	Level 2	98,367	2	(88)	98,281
U.S. Government agency securities	Level 2	1,984	—	(1)	1,983
Commercial paper	Level 2	102,781	—	—	102,781
Total investments		$308,431	$7	$(145)	$308,293

As of March 31, 2019, we did not hold any investments with a maturity exceeding one year or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of March 31, 2019 were temporary in nature.

The estimated fair value of our term loan was $34.9 million as of March 31, 2019 and was based on interest rates currently available to us for debt with similar terms. The estimated fair value of our convertible notes was $254.3 million as of March 31, 2019 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of March 31, 2019.

4. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$8,148	$4,140
Work-in process	509	1,019
Finished goods	4,698	3,211
Total inventory	$13,355	$8,370

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$8,464	$12,510
Accrued professional and consulting services	4,456	3,476
Accrued interest	3,258	1,102
Accrued outside research and development services	3,014	3,431
Other	2,634	2,089
Total accrued liabilities	$21,826	$22,608

5. Leases

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement entered into in July 2014, as amended (“Lease”). Pursuant to the Lease, we lease 45,192 square feet of space in a multi-suite building (the “Building”). As of March 31, 2019, rent payments under the Lease include base rent with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.

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

In connection with the Lease, we recognized an operating lease right-of-use asset of $7.5 million and an aggregate lease liability of $8.2 million as of January 1, 2019 in our condensed consolidated balance sheet. The remaining Lease term is 3.0 years, and we used an estimated discount rate of 9.0% in calculating the lease liability.

In September 2017, we entered into a sublease agreement (“Sublease”) pursuant to which we expanded our office space by subleasing an additional 23,798 square feet of space in the Building. Rent payments for the Sublease include base rent with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance. The Sublease term commenced on December 20, 2017, and will end on April 30, 2024, unless terminated early pursuant to the terms of the Sublease.

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

In connection with the Sublease, we recognized an operating lease right-of-use asset of $7.2 million and an aggregate lease liability of $7.7 million as of January 1, 2019 in our condensed consolidated balance sheet. The remaining Sublease term is 5.3 years, and we used an estimated discount rate of 9.0% in calculating the lease liability.

Rent expense for the Lease and Sublease for the three months ended March 31, 2019 and 2018 was $1.6 million and $1.4 million, respectively, which includes additional rent charges for common area maintenance and real estate taxes of $0.4 million and $0.3 million, respectively. We recognize rent expense on a straight‑line basis over the lease period.

As of March 31, 2019, the undiscounted future non-cancellable lease payments under the Lease and Sublease were as follows (in thousands):

Year Ending December 31,
2019 (remainder)	$3,187
2020	4,918
2021	5,056
2022	1,879
2023	1,936
Thereafter	666
Total undiscounted lease payments	17,642
Less: Present value adjustment	(2,942)
Total	$14,700

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

We may make voluntary prepayments in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as default and change in control provisions, pursuant to which, if triggered, would require us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the term loan and accounted for separately from the host contract. As of March 31, 2019, the fair value of this embedded derivative was immaterial.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default. As of March 31, 2019 and December 31, 2018, we were in compliance with all of the covenants under the Credit Agreement.

In connection with issuance of the term loan, we incurred certain costs and fees totaling $2.5 million which were recorded as a direct deduction discount from the term loan on the consolidated balance sheets and are being amortized ratably to interest expense over the term of the loan, using the effective interest method. As of March 31, 2019, there were unamortized issuance costs and debt discounts of $2.3 million related to the term loan. We recorded $1.0 million in interest expense related to the term loan for the three months ended March 31, 2019.

As of March 31, 2019, minimum aggregate future payments under the term loan are as follows (in thousands):

2019 (remaining nine months)	$2,842
2020	3,763
2021	3,762
2022	3,763
2023	38,512
Total minimum payments	$52,642
Amount representing interest	(17,642)
Principal amount of term loan	$35,000

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

As of March 31, 2019, there were unamortized issuance costs and debt discounts of $5.8 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

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

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and a $25.0 million payment to Roche in July 2018 upon the achievement of 50% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in June 2018, and a $30.0 million payment in November 2018 related to the achievement of 100% enrollment in our Phase 2 clinical study of lebrikizumab, which was achieved in October 2018. Under the original Roche Agreement, we were also obligated to make payments upon the achievement of certain milestones, including upon the initiation of the first Phase 3 clinical study, upon the achievement of regulatory and first commercial sale milestones in certain territories and based on the achievement of certain thresholds for net sales of lebrikizumab for all therapeutic indications. Upon regulatory approval, if obtained, we will make royalty payments representing percentages of net sales.

In February 2019, the Roche Agreement was amended to, among other things: (i) provide that Roche will supply us with up to approximately $16.0 million in existing lebrikizumab drug substance, free of charge; (ii) reduce our milestone payment obligation to Roche in connection with the initiation of our first Phase 3 clinical study of lebrikizumab from $40.0 million to $20.0 million; (iii) eliminate our milestone payment obligation to Roche upon the submission of the first application for regulatory approval of lebrikizumab in the United States, reducing the aggregate amount payable by us to Roche in connection with the submission of applications for regulatory approval of lebrikizumab in certain territories from $50.0 million to $20.0 million; and (iv) revise our obligation to make royalty payments representing percentages of tiers of annual net sales of lebrikizumab such that the percentages are increased but the range of percentages still begins in the high single-digits for the first annual net sales tier and ends in the high teens for annual net sales in excess of $3.0 billion. Accordingly, under the Roche Agreement, as amended, we will be obligated to make payments upon the achievement of certain milestones, comprising $20.0 million upon the initiation of the first Phase 3 clinical study, up to $180.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for all indications.

Royalty payments will be made from the first commercial sale date in such country and end on the later of the date that is (i) ten years after the date of the first commercial sale of lebrikizumab in such country, (ii) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (iii) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (iv) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

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

As of March 31, 2019, we have paid or accrued license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million payment in connection with the first commercial sale of QBREXZA in 2018, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain milestones. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. As of March 31, 2019, of the $2.5 million payment made to Rose U, we are entitled to credit the remaining $2.4 million against current and future royalty payments owed to Rose U in accordance with the terms of the license agreement.

Out-license and Other Agreements

Almirall Agreement

We entered into an option and license agreement with Almirall, S.A. (“Almirall”) in February 2019 (“Almirall Agreement”), under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. In exchange, we received a non-refundable upfront option fee of $30.0 million in March 2019. We are obligated to provide Almirall with a data package consisting of topline and additional data, along with a development plan, after which Almirall has 45 days to exercise its option, if at all. If the option is exercised, we will receive a $50.0 million option exercise fee and will be eligible to receive additional development, regulatory and sales milestone payments, as well as low double-digit royalties for the first annual net sales tier with increases up to the low twenties for the highest net sales tier.

We evaluated the terms of the Almirall Agreement and determined that the data package, development plan and license option resulted in one combined performance obligation related to the option granted to Almirall. As of March, 31, 2019, we recorded $30.0 million of deferred revenue, current on our condensed consolidated balance sheets. The transaction price attributed to the option will not be eligible to be recognized until the option expires or is exercised.

Maruho Agreement

In September 2016, we entered into an Exclusive License Agreement with Maruho Co., Ltd. (“Maruho”), which grants Maruho an exclusive license to develop and commercialize glycopyrronium tosylate for the treatment of hyperhidrosis in Japan (“Maruho Agreement”). Pursuant to the terms of the Maruho Agreement, we received an upfront payment of $25.0 million from Maruho in October 2016 and are eligible to receive additional payments totaling up to $70.0 million, contingent upon the achievement of certain milestones associated with submission and approval of a marketing application in Japan and certain sales thresholds, as well as royalty payments based on a percentage of net product sales in Japan. The Maruho Agreement further provides that Maruho will be responsible for funding all development and commercial costs for the program in Japan and, until such time, if any, as Maruho elects to establish its own source of supply of drug product, Maruho will purchase product supply from us for development and, if applicable, commercial purposes at cost.

Under Topic 606, we evaluated the terms of the Maruho Agreement and the transfer of intellectual property rights (the “license”) was identified as the only performance obligation as of the inception of the agreement. We concluded that the license for the intellectual property was distinct from our ongoing manufacturing obligations. We further determined that the transaction price under the arrangement was comprised of the $25.0 million upfront payment. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of our evaluation of the development and regulatory milestones constraint, we determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, each of which is uncertain at this time. We will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur. Future potential milestone amounts would be recognized as revenue from collaboration arrangements, if unconstrained. Reimbursable program costs are recognized proportionately with the performance of the underlying services or delivery of drug substance and are accounted for as reductions to R&D expense and are excluded from the transaction price.

Unless earlier terminated, the Maruho Agreement will remain in effect until the later of: (i) expiration or abandonment of the last valid claim of the applicable patent rights in Japan; (ii) expiration of any market exclusivity in Japan granted by the applicable regulatory authority; and (iii) 15 years following the date of the first commercial sale of the drug product in Japan.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for the treatment of psoriasis. We were obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. As of December 31, 2018, we had fully reimbursed UCB the $10.0 million for development costs incurred by UCB.

8. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2018 through March 31, 2019:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2018	6,950	$19.06
Stock options granted	931	$7.35
Stock options exercised	(13)	$1.74
Stock options forfeited	(124)	$25.39
Stock options outstanding at March 31, 2019	7,744	$17.58

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2018 through March 31, 2019:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2018	1,572	$13.50
RSUs granted	1,120	$7.03
RSUs vested and settled	(9)	$22.03
RSUs forfeited	(44)	$11.55
RSUs outstanding at March 31, 2019	2,639	$10.76

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$15	$—
Research and development	$2,460	$2,853
Selling, general and administrative	5,506	4,661
Total stock-based compensation expense	$7,981	$7,514

Stock-based compensation of $0.1 million was capitalized into inventory for the three months ended March 31, 2019. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included as part of our Annual Report on Form 10-K for the year ended December 31, 2018, and our unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2019 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and plan to initiate a Phase 3 clinical development program by the end of 2019, subject to an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). We also have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic cloth that was approved by the FDA in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers and a preferred dispensing partner (together, “Customers”) in September 2018, and QBREXZA became commercially available in pharmacies nationwide on October 1, 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL‑13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL‑13 is a naturally occurring cytokine that is thought to play an important role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL‑13 with high affinity, specifically preventing formation of the IL‑13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We completed enrollment of 280 patients ages 18 years and older in the Phase 2b clinical trial in October 2018 and announced positive topline results from the clinical trial in March 2019. Each of the lebrikizumab doses evaluated in the study showed a dose-dependent and statistically significant improvement in the primary endpoint, the mean percent change in the Eczema Area and Severity Index (“EASI”) score compared to placebo from baseline to week 16. Consistent with prior studies evaluating this investigational therapy, lebrikizumab was generally well-tolerated with side effects that were primarily mild to moderate in severity. Based on these results, we plan to initiate a Phase 3 clinical development program for lebrikizumab by the end of 2019, subject to an end-of-Phase 2 meeting with the FDA.
•	Early-stage research and development programs in other areas of dermatology.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since December 31, 2018:

QBREXZA

•

Initiated a proof-of-concept study in February 2019 to evaluate the efficacy and safety of QBREXZA in people living with primary palmar hyperhidrosis, or excessive sweating of the hands. The study is expected to enroll approximately 60 patients ages nine years and older at eight sites in the United States.

•

Presented new data from our Phase 3 clinical program evaluating glycopyrronium tosylate in patients with primary axillary hyperhidrosis in March 2019 at the Annual Meeting of the American Academy of Dermatology.

•	Launched a new direct-to-consumer campaign in March 2019 designed to generate awareness of QBREXZA as a potential treatment option for people living with primary axillary hyperhidrosis.
•	Secured QBREXZA coverage for approximately 80% of the total U.S. commercial lives (calculated based on Dermira data on file) as of March 31, 2019.

Lebrikizumab

•

Entered into an option and license agreement with Almirall, S.A. (“Almirall”) in February 2019, under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe.

•

Entered into an amendment to the Roche Agreement in February 2019 to, among other things, secure lebrikizumab drug substance from Roche, free of charge, reduce certain of our milestone payment obligations to Roche and revise our royalty payment obligations to Roche.

•	Announced positive topline results in March 2019 from our Phase 2b dose-ranging study of lebrikizumab in adult patients with moderate-to-severe atopic dermatitis.

Non-Program Developments

•	Closed an underwritten public offering in March 2019 (“2019 Public Offering”), which generated net proceeds to us of approximately $140.2 million.

Financial Overview

For the three months ended March 31, 2019, net loss increased 9% to $64.8 million from $59.3 million for the same period in 2018. We recognized revenue of $2.5 million for the three months ended March 31, 2019, comprised exclusively of net product sales of QBREXZA. Research and development expenses decreased 39% to $15.6 million for the three months ended March 31, 2019 compared to the same period in 2018, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 60% to $48.7 million for the three months ended March 31, 2019 compared to the same period in 2018, driven primarily by expenses related to the commercial launch of QBREXZA, including headcount growth and associated expenses.

As of March 31, 2019, we had cash and investments of $387.8 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities and, more recently, to preparing for and executing the commercial launch of QBREXZA. We have financed our operations primarily through the sale of equity securities and convertible debt securities.

We have never been profitable and may never be profitable. As of March 31, 2019, we had an accumulated deficit of $809.9 million. We expect to incur significant costs to continue to commercialize QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and for any future product candidates we may choose to pursue. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require and the success of our business will be based in large part on the successful commercialization of QBREXZA and the timing, scope and outcome of our lebrikizumab Phase 3 development program. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

We write down inventory that is in excess of expected requirements and at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of March 31, 2019, the carrying value of our inventory was $13.4 million, including finished goods inventory of $4.7 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $14.4 million. In order to realize the value of our recorded inventory, we will be dependent upon significant increases in the sales volumes of QBREXZA.

Leases

We adopted Accounting Standards Update (ASU) No. 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognized a right-of-use asset and a lease liability on our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. As our leases do not provide an implicit rate, we estimated the rate of interest. In order to estimate the interest rate, we utilized the effective interest rate derived from the recent debt transactions, adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease, including our credit rating. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the practical expedients permitted under Topic 842, which allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term real-estate leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

Revenue Recognition

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

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

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

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products; and (iv) fees attributable to options to intellectual property. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. When an option is exercised, the performance obligations associated to the option are identified, which will determine the accounting for the transaction price attributable to the option.

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

Results of Operations

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Product sales	$2,452	$—	$2,452	*
Collaboration and license revenue	—	299	(299)	(100)
Total revenue	2,452	299	2,153	720
Costs and operating expenses:
Cost of sales	926	—	926	*
Research and development	15,569	25,591	(10,022)	(39)
Selling, general and administrative	48,679	30,510	18,169	60
Impairment of intangible assets	—	1,126	(1,126)	(100)
Total costs and operating expenses	65,174	57,227	7,947	14
Loss from operations	(62,722)	(56,928)	(5,794)	10
Interest and other income, net	1,551	1,734	(183)	(11)
Interest expense	(3,661)	(4,254)	593	(14)
Loss before taxes	(64,832)	(59,448)	(5,384)	9
Benefit for income taxes	—	194	(194)	(100)
Net loss	$(64,832)	$(59,254)	$(5,578)	9

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of QBREXZA product sales and collaboration and license revenue.

We recognized $2.5 million in net product sales for the three months ended March 31, 2019 related to sales of QBREXZA, which became available in pharmacies on October 1, 2018. For the three months ended March 31, 2019, the gross-to-net discount applicable to QBREXZA sales was 76%, of which the largest component was costs related to our savings card program. We expect the gross-to-net discount to improve beginning in the second quarter of 2019 due to changes to our savings card program that became effective April 1, 2019.

The collaboration and license revenue relates to (i) payments received in connection with the transition agreement we entered into with UCB Pharma S.A. (“UCB”) to effect the termination of the development and commercialisation agreement between us and UCB (“Transition Agreement”). We did not recognize any collaboration and license revenue for the three months ended March 31, 2019. We recognized $0.3 million collaboration and license revenue for the three months ended March 31, 2018 pursuant to the Transition Agreement with UCB. No collaboration and license revenue from UCB will be recognized in future periods pursuant to the Transition Agreement as all performance obligations have been satisfied and the entire transaction price has been recognized.

Cost of sales.  Cost of sales includes manufacturing and distribution costs, the cost of drug substance and other raw materials, royalties due to third parties on product sales, product liability insurance, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Manufacturing costs related to QBREXZA are capitalized as inventory and subsequently expensed as cost of sales. We recognize cost of sales when product is sold to wholesalers from our distribution center. Write-downs of inventory due to impairment are expensed as incurred. Cost of sales was $0.9 million for the three months ended March 31, 2019. In periods prior to receiving FDA approval for QBREXZA, we expensed all inventory and related costs associated with the manufacture of QBREXZA to research and development expense. Cost of sales for the three months ended March 31, 2019 would have been $0.4 million higher if we had not used inventory that was previously expensed.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(in thousands)
External costs:
QBREXZA[1]	$2,439	$3,358	$(919)
Lebrikizumab[2]	3,469	2,804	665
Olumacostat glasaretil[3]	(291)	6,777	(7,068)
Other external research and development expenses	1,412	1,645	(233)
Internal costs	8,540	11,007	(2,467)
Total research and development expenses	$15,569	$25,591	$(10,022)
[1]

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA became commercially available in pharmacies nationwide in October 2018.

[2]	In March 2019, we announced positive topline results from the Phase 2b study and plan to initiate a Phase 3 program by the end of 2019, subject to an end-of-Phase 2 meeting with the FDA.
[3]

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we have discontinued the program. We have made and may continue to make additional adjustments to previously recognized expenses.

Research and development expenses decreased $10.0 million, or 39%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to reductions in clinical trial activities totaling $7.1 million related to our olumacostat glasaretil development program and $0.9 million related to QBREXZA, which were partially offset by an increase of $0.7 million related to our lebrikizumab product candidate.

We expect our near-term research and development expenses to increase as we continue clinical trials, prepare for regulatory submissions, expand our manufacturing activities, develop new product candidates resulting from our early-stage research programs or business development activities and expand our development organization and capabilities. The timing and amount of future research and development expenses incurred will depend upon the timing and outcomes of current or future clinical studies and associated manufacturing activities for our lebrikizumab product candidate and new product candidates resulting from our early-stage research programs or business development activities.

The timing and amount of research and development expenses incurred in future quarters will depend upon the timing and outcomes of current or future clinical studies and associated manufacturing activities for our lebrikizumab product candidate and new product candidates resulting from our early-stage research programs or business development activities.

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

Selling, general and administrative expenses increased $18.2 million, or 60%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to an $11.0 million increase in compensation cost and associated expenses resulting from an increase in full-time employees of 146, which primarily includes therapeutic sales specialists, and a $6.6 million increase in advertising, promotion and commercialization expense for QBREXZA.

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

On November 7, 2018, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. The shelf registration statement was declared effective on November 21, 2018. In March 2019, we sold 11,283,019 shares of our common stock in a public offering pursuant to the shelf registration statement and received gross proceeds of $149.5 million and net proceeds of $140.2 million, after deducting underwriting discounts and commissions of $9.0 million and offering expenses of approximately $0.3 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of March 31, 2019, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In December 2018, we entered into a $125.0 million credit agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The borrowing capacity is available in three tranches. An initial tranche of $35.0 million was funded at the closing date, generating net proceeds to us of approximately $32.5 million. We may borrow an additional $40.0 million in a single draw at our option on or before July 1, 2019 and $50.0 million in a single draw on or before March 2, 2020 if our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

In May 2017, we sold Notes for an aggregate principal amount of $287.5 million in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of March 31, 2019, we had $287.5 million in aggregate principal amount of Notes outstanding.

As of March 31, 2019, we had $387.8 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to continue the commercialization of QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and any future product candidates we may choose to pursue. As of March 31, 2019, we had an accumulated deficit of $809.9 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and, to fund our other research and development programs for any other indications and product candidates we may choose to pursue.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(68,627)	$(54,792)
Investing activities	25,505	47,241
Financing activities	139,840	197
Net increase (decrease) in cash and cash equivalents and restricted cash	$96,718	$(7,354)

Operating Activities.  Net cash used in operating activities was $68.6 million for the three months ended March 31, 2019 and consisted of a net loss of $64.8 million and a $12.8 million increase in net operating assets, offset by $9.0 million in non-cash charges. The increase in net operating assets consisted primarily of a $25.4 million increase in prepaid expenses and other current assets, which resulted from advance payments made in connection with our direct-to-consumer advertising campaign, a $9.9 million decrease in accounts payable, a $4.9 million increase in inventory and a $2.7 million increase in trade and other receivables, net, partially offset by a $30.0 million increase in deferred revenue, which resulted from the receipt of the upfront option fee in connection with our agreement with Almirall and a $1.1 million decrease in other assets. Non-cash charges were comprised primarily of $8.0 million stock-based compensation. Net cash used in operating activities was $54.8 million for the three months ended March 31, 2018 and consisted of a net loss of $59.3 million and a $6.7 million increase in net operating assets, offset by $11.1 million in non-cash charges. The increase in net operating assets consisted primarily of a $4.4 million decrease in accounts payable, a $0.8 million decrease in accrued liabilities, a $0.6 million increase in other assets and a $0.5 million increase in prepaid expenses and other current assets. Non-cash charges included $7.5 million of stock-based compensation expense, $1.6 million of net amortization of premiums on available-for-sale securities and $1.1 million of impairment of intangible assets related to olumacostat glasaretil.

Investing Activities.  Net cash provided by investing activities for the three months ended March 31, 2019 was $25.5 million, which resulted primarily from proceeds from maturities of investments of $68.7 million, partially offset by purchases of investments of $43.2 million. Net cash provided by investing activities for the three months ended March 31, 2018 was $47.2 million, which resulted primarily from proceeds from maturities of investments of $96.2 million, partially offset by purchases of investments of $48.9 million.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2019 was $139.8 million, which resulted from initial net proceeds of $140.5 million from our 2019 Public Offering, partially offset by $0.7 million in payments for debt issuance costs. Net cash provided by financing activities for the three months ended March 31, 2018 was $0.2 million.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We will continue to expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue. We believe that existing cash and investments on hand as of March 31, 2019 and either (i) the $90.0 million available under the Credit Agreement, assuming that we meet the net revenues covenant and subject to other covenants and closing conditions set forth in the Credit Agreement, or (ii) if Almirall exercises its option to license the rights to lebrikizumab in Europe, the $50.0 million we would receive in connection with the option exercise and the $30.0 million we would receive upon initiation by us of the lebrikizumab Phase 3 trials, are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our planned Phase 3 clinical program for lebrikizumab through receipt of topline results. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to raise debt or sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and do not have any holdings in variable interest entities.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2019, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To achieve commercial success, we must effectively maintain our commercial infrastructure, including our sales and distribution capabilities, to enable us to execute on our commercialization goals. Factors that may inhibit our efforts to successfully commercialize QBREXZA through our own sales organization include:

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

Although private third-party payers in the United States tend to follow Medicare reimbursement policies for products which are administered in a hospital or physician office setting, no uniform policy of pharmacy benefit coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products adjudicated in a pharmacy benefit setting can differ significantly across payers. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our product to each third-party payer separately, with no assurance that coverage will be obtained.

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

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs of their prescription drugs. Even if we obtain favorable coverage for our product, the patient may be required to pay co-payments or co-insurance they find unacceptably high. Patients may be unlikely to use QBREXZA unless a significant portion of the cost of our product is reimbursed through insurance coverage or reduced through the use of our savings card program. In connection with the commercial launch of QBREXZA, we implemented a savings card program to provide assistance to eligible patients with out-of-pocket costs, such as deductibles, co-insurance and co-payments, for the patient’s usage of QBREXZA. The savings card program provided commercially insured patients with a co-payment of no more than $35 (the “$35 savings card program”) and uninsured patients with a payment of $70 (the “$70 savings card program”). Effective April 1, 2019, we discontinued the $70 savings card program, subject to one additional refill in the second quarter of 2019 for eligible patients, and instituted a $200 maximum savings per refill for the $35 savings card program. Such discontinuation of the $70 savings card program, change to the $35 savings card program, and any future changes to or elimination of the $35 savings card program could adversely affect the frequency with which physicians prescribe QBREXZA, the availability of QBREXZA at pharmacies and the demand for and use of QBREXZA by patients.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;

•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	changes to or discontinuation of our savings card program for QBREXZA;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician and patient willingness to adopt and prescribe a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;
•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for QBREXZA to commercial levels; and
•	our ability to manage our operations to effectively support our commercialization activities.

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

If we are found to have improperly promoted QBREXZA for off-label uses or otherwise, or if physicians misuse our product or use our product off-label, we may become subject to prohibitions on the sale or marketing of our product, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and comparative safety or efficacy claims cannot be made without direct comparative clinical data. Additionally, there is greater regulatory scrutiny, especially in the United States, on advertising and promotion and, in particular, direct-to-consumer advertising.

In March 2019, we launched a new direct-to-consumer campaign designed to generate awareness of QBREXZA as a potential treatment option for people living with primary axillary hyperhidrosis. Although QBREXZA may appeal to individuals who have not been diagnosed with primary axillary hyperhidrosis or suffer from other forms of hyperhidrosis, we are able to promote it only for primary axillary hyperhidrosis. If we are found to have improperly promoted our product for off-label uses or otherwise, we may receive warning or untitled letters and become subject to significant criminal and civil liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper off-label promotion and have enjoined several companies from engaging in off-label promotion.

If we become the target of an investigation or prosecution based on our marketing and promotional practices, we could face sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the improper promotion of our product for off-label uses or otherwise, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute improper promotion of our product for off-label uses or otherwise, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

We rely completely on third parties to manufacture and distribute drug supplies for QBREXZA, including certain sole-source suppliers and manufacturers.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute commercial quantities of QBREXZA. Our ability to commercially supply QBREXZA depends, in part, on our ability to successfully manufacture drug substance and other substances and materials used in QBREXZA from third parties and to have the finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for sale. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize QBREXZA.

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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we would be required to expend substantial management time and expense to identify, qualify and transfer processes to alternative suppliers or manufacturers. Transferring technology to other sites may require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and, in most cases, require review and approval by the FDA. Any need to find and qualify new suppliers or manufacturers could significantly delay production of QBREXZA, adversely impact our ability to market QBREXZA and adversely affect our business. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms or at all. Additionally, we and our manufacturers do not currently maintain significant inventory of drug substances and other materials. Any interruption in the supply of a drug substance or other material or in the manufacture of QBREXZA could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Subject to an end-of-Phase 2 meeting with the FDA, we plan to initiate a Phase 3 clinical development program for our product candidate, lebrikizumab, for the treatment of moderate-to-severe atopic dermatitis. We also have early-stage research and development programs in other areas of dermatology. The success of our business, including our ability to finance our company and generate additional revenue in the future, will depend on the successful development and regulatory approval of our lebrikizumab product candidate and any future product candidates we may develop, in-license or acquire. The clinical success of our current and any future product candidates will depend on a number of factors, including the following:

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to our current or any future product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed. For example, in March 2018, we received results that the investigational treatment olumacostat glasaretil (formerly DRM01) for moderate-to-severe acne vulgaris did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older notwithstanding earlier clinical trials. Based on these results, we discontinued the development program. Furthermore, if we experience delays in the completion of, or if we terminate, any of our current or future clinical trials, our business, financial condition, operating results and prospects would be adversely affected.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. QBREXZA, which became available in pharmacies nationwide on October 1, 2018, is our only product approved for commercialization. We have not generated any significant revenue from product sales. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $64.8 million and $59.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $809.9 million.

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

As of March 31, 2019, we had capital resources consisting of cash and investments of $387.8 million. We will continue to expend substantial cash resources for the foreseeable future to fund the continued commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue. These expenditures may include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of March 31, 2019 and (i) the $90.0 million available under our credit agreement with Athyrium Opportunities III Acquisition LP (“Athyrium”), assuming that we meet the net revenues covenant and subject to other covenants and closing conditions set forth in the credit agreement, and (ii) if Almirall, S.A. (“Almirall”) exercises its option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe pursuant to the option and license agreement entered into in February 2019 (the “Almirall Agreement”), the $50.0 million we would receive in connection with the option exercise and the $30.0 million we would receive upon initiation by us of the lebrikizumab Phase 3 trials, are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our planned Phase 3 clinical program for lebrikizumab through receipt of topline results. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. See also “—Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.” and “Risks Related to Our Indebtedness—If we are unable to satisfy certain conditions of our Credit Agreement, we will be unable to draw down the remainder of the facility.” We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

In order to fund the development and potential commercialization of our current and any future product candidates, we may also need to enter into collaboration agreements with pharmaceutical and biotechnology companies. For example, in February 2019, we entered into the Almirall Agreement under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. Our ability to establish and maintain these collaborations is highly uncertain and subject to a number of variables. Under these arrangements, we may be responsible for substantial costs in connection with the clinical development, regulatory approval or the commercialization of a partnered product candidate. Furthermore, the payments we could receive from our potential collaboration partners may be subject to numerous conditions and may ultimately be insufficient to cover the cost of this development and commercialization. See Note 7 included in the notes to our consolidated financial statements for further details regarding the terms of the Almirall Agreement.

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

Manufacturing and supply of drug substance, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our product and current or future product candidates and can impede, delay, limit or prevent the successful commercialization of QBREXZA and development of our current or future product candidates. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•	failure of our manufacturers to follow cGMP requirements or mishandling of product while in production or in preparation for transit
•	inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency and stability;
•	inability of our suppliers and manufacturers to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
•	difficulty in establishing optimal production, storage, packaging and shipment methods and processes;
•	challenges in designing effective drug delivery devices and techniques;
•	transportation and import/export risk, particularly given the global nature of our supply chain;
•	delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;
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

Our operations to date have been primarily limited to researching and developing our product candidates, undertaking preclinical studies and clinical trials of our product candidates and, more recently, preparing for and executing the commercial launch of QBREXZA. QBREXZA, our only product approved for commercialization, became available in pharmacies nationwide on October 1, 2018. Our revenue and profitability will depend in large part on the successful commercialization of QBREXZA. Our future operating results are difficult to predict and may fluctuate significantly from period to period due to many factors, such as revenue from product sales, expenditures and payments relating to collaboration and license agreements and stock-based compensation expense.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product and product candidates, we may be open to competition from generic versions of our product and product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product or product candidate limits the time during which we can market a product under patent protection, which may particularly affect the profitability early-stage product candidates. The U.S. patents issued or subject to pending patent applications relating to glycopyrronium tosylate and lebrikizumab will expire between 2020 and 2037.

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

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	the size of our market float;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	future sales and purchases of any shares of our common stock issued upon conversion of the 3.00% Convertible Senior Notes due 2022 (the “Notes”);
•	our level of indebtedness and our ability to satisfy certain conditions in our loan agreements;recruitment or departure of key personnel;
•	changes in accounting principles;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	any other factors discussed herein.

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

During the period between January 1, 2016 and April 30, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $6.19 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of March 31, 2019, we had 53,632,718 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 44% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. Additionally, approximately 7.4 million shares are currently restricted as a result of lock-up agreements entered into in connection with our public offering of common stock in March 2019, approximately 3.5 million of which will become eligible for sale in the public market on May 17, 2019 and the remainder of which will become eligible for sale in the public market on June 17, 2019. If a large number of shares of our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Furthermore, in May 2017 we completed an offering of the Notes with an aggregate principal amount of $287.5 million in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of March 31, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

On November 7, 2018, we filed a shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to $300.0 million of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock and debt securities, subscription rights to purchase our common stock, preferred stock and debt securities, and units consisting of all or some of these securities. Our shelf registration statement was declared effective by the SEC on November 21, 2018. On March 22, 2019, we sold 11,283,019 shares of our common stock in a public offering pursuant to the shelf registration statement and received gross proceeds of $149.5 million and net proceeds of $140.2 million, after deducting underwriting discounts and commissions and offering expenses. If we sell additional common stock, preferred stock, convertible securities and other equity securities in future transactions pursuant to our shelf registration statement or otherwise, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of March 31, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

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

As of March 31, 2019, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 12% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of March 31, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1†	Option and License Agreement, dated February 11, 2019, by and between the Registrant and Almirall, S.A.				X

10.2†	First Amendment to License Agreement, dated February 26, 2019, by and between the Registrant and F. Hoffmann-La Roche Ltd and Genentech, Inc.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit have been omitted as permitted by applicable regulations.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on May 7, 2019.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)