Form 10-Q
period 2019-06-30
Dermira, Inc.
filed 2019-08-07
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, the registrant had 54,397,955 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,155	$104,976
Short-term investments	222,014	208,064
Trade and other receivables, net	59,795	5,724
Inventory	17,644	8,370
Prepaid expenses and other current assets	25,862	8,275
Total current assets	428,470	335,409
Property and equipment, net	864	1,180
Long-term investments	1,997	2,962
Operating lease right-of-use asset	13,144	—
Intangible assets	903	952
Goodwill	771	771
Restricted cash	804	802
Other assets	313	2,245
Total assets	$447,266	$344,321
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,549	$15,948
Accrued liabilities	20,029	22,608
Lease liability, current	4,220	—
Deferred revenue, current	15,075	—
Total current liabilities	50,873	38,556
Long-term liabilities:
Term loan	32,731	32,566
Convertible notes, net	282,145	281,223
Lease liability, non-current	9,621	—
Deferred revenue, non-current	6,340	—
Other long-term liabilities	—	1,015
Total liabilities	381,710	353,360
Stockholders’ equity (deficit):
Common stock	54	42
Additional paid-in capital	893,221	736,095
Accumulated other comprehensive income (loss)	113	(138)
Accumulated deficit	(827,832)	(745,038)
Total stockholders’ equity (deficit)	65,556	(9,039)
Total liabilities and stockholders’ equity (deficit)	$447,266	$344,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product sales	$8,060	$—	$10,512	$—
Collaboration and license revenue	58,585	39,080	58,585	39,379
Total revenue	66,645	39,080	69,097	39,379
Costs and operating expenses:
Cost of sales	1,335	—	2,261	—
Research and development	18,285	19,545	33,854	45,136
Selling, general and administrative	63,327	40,770	112,006	71,280
Impairment of intangible assets	—	—	—	1,126
Total costs and operating expenses	82,947	60,315	148,121	117,542
Loss from operations	(16,302)	(21,235)	(79,024)	(78,163)
Interest and other income, net	1,970	2,037	3,521	3,771
Interest expense	(3,630)	(4,734)	(7,291)	(8,988)
Loss before taxes	(17,962)	(23,932)	(82,794)	(83,380)
Benefit for income taxes	—	—	—	194
Net loss	$(17,962)	$(23,932)	$(82,794)	$(83,186)
Net loss per share, basic and diluted	$(0.33)	$(0.57)	$(1.70)	$(1.99)
Weighted-average common shares used to compute net loss per share, basic and diluted	54,033	41,922	48,838	41,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(17,962)	$(23,932)	$(82,794)	$(83,186)
Other comprehensive income:
Unrealized gain on available-for-sale securities	82	173	251	45
Total comprehensive loss	$(17,880)	$(23,759)	$(82,543)	$(83,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	42,328	$42	$736,095	$(138)	$(745,038)	$(9,039)
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs of $9,318	11,283	12	140,171	—	—	140,183
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	9	—	—	—	—	—
Exercise of stock options	13	—	23	—	—	23
Stock-based compensation	—	—	8,090	—	—	8,090
Unrealized gain on investments	—	—	—	169	—	169
Net loss	—	—	—	—	(64,832)	(64,832)
Balance at March 31, 2019	53,633	$54	$884,379	$31	$(809,870)	$74,594
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	503	—	(490)	—	—	(490)
Exercise of stock options	96	—	382	—	—	382
Purchases under employee stock purchase plan	166	—	1,371	—	—	1,371
Stock-based compensation	—	—	7,579	—	—	7,579
Unrealized gain on investments	—	—	—	82	—	82
Net loss	—	—	—	—	(17,962)	(17,962)
Balance at June 30, 2019	54,398	$54	$893,221	$113	$(827,832)	$65,556

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	41,798	$42	$703,215	$(215)	$(553,393)	$149,649
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	6	-	-	-	-	-
Exercise of stock options	44	-	197	-	-	197
Stock-based compensation	-	-	7,514	-	-	7,514
Unrealized loss on investments	-	-	-	(128)	-	(128)
Effect of adoption of the ASC 606	-	-	-	-	29,895	29,895
Net loss	-	-	-	-	(59,254)	(59,254)
Balance at March 31, 2018	41,848	$42	$710,926	$(343)	$(582,752)	$127,873
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	21	—	—	—	—	—
Exercise of stock options	37	—	73	—	—	73
Purchases under employee stock purchase plan	97	—	954	—	—	954
Stock-based compensation	—	—	7,306	—	—	7,306
Unrealized gain on investments	—	—	—	173	—	173
Effect of adoption of the ASC 606	—	—	—	—	—	—
Net loss	—	—	—	—	(23,932)	(23,932)
Balance at June 30, 2018	42,003	$42	$719,259	$(170)	$(606,684)	$112,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(82,794)	$(83,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	244
Stock-based compensation	15,491	14,820
Amortization of discount for payments related to acquired in-process research and development	—	3,760
Net (accretion) amortization of premiums on available-for-sale securities	(1,265)	357
Amortization of debt discount and issuance costs	1,087	916
Amortization of operating lease right-of-use assets	1,645	—
Impairment of intangible assets	—	1,126
Loss on disposal of assets	101	—
Changes in assets and liabilities:
Trade and other receivables, net	(54,071)	(4)
Inventory	(9,095)	(102)
Prepaid expenses and other current assets	(17,691)	(3,707)
Other assets	1,932	(543)
Accounts payable	(4,315)	(2,697)
Accrued liabilities	(1,821)	(1,238)
Refund liability	—	(7,180)
Other long-term liabilities	—	128
Lease liabilities	(1,700)	—
Deferred revenue	21,415	(379)
Deferred taxes	—	(194)
Net cash used in operating activities	(130,787)	(77,879)
Cash flows from investing activities
Purchases of available-for-sale securities	(163,822)	(233,001)
Maturities of available-for-sale securities	152,060	190,615
Purchase of property and equipment	(30)	(574)
Net cash used in investing activities	(11,792)	(42,960)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financings	140,170	—
Payments for debt issuance cost	(708)	—
Net proceeds from issuance of common stock in connection with equity awards	1,298	1,224
Net cash provided by financing activities	140,760	1,224
Net decrease in cash and cash equivalents and restricted cash	(1,819)	(119,615)
Cash and cash equivalents and restricted cash at beginning of year	105,778	296,723
Cash and cash equivalents and restricted cash at end of period	$103,959	$177,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and plan to initiate a Phase 3 clinical development program by the end of 2019. We also have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, investments and trade and other receivables. We invest in money market funds, U.S. Treasury securities, corporate debt, repurchase agreements, U.S. Government agency securities, commercial paper and certificates of deposits. Bank deposits are held primarily by a limited number of financial institutions and these deposits may exceed insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and issuers of investments to the extent recorded on the consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, repurchase agreements, commercial paper, certificates of deposit and municipal bonds and places restrictions on the credit ratings, maturities and concentration by type and issuer.

As of and for the three and six months ended June 30, 2019, three customers (AmerisourceBergen Corporation, McKesson Corporation and Cardinal Health, Inc.) each accounted for more than 10% of our trade receivables and product sales. These three customers collectively accounted for 97.5% and 96.7% of product sales for the three and six months ended June 30, 2019, respectively, and 99.1% of our trade receivables as of June 30, 2019. As of June 30, 2019, we have a receivable of $50.0 million from Almirall, S.A. (“Almirall”), which was recorded in trade and other receivables, net.

Trade and Other Receivables

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

Other receivables, including collaboration and license receivables, are typically unsecured. Accordingly, we may be exposed to credit risk generally associated with our collaboration and license agreements. To date, we have not experienced any losses related to these receivables.

Inventory

Inventory consists of raw materials, work-in-process and finished goods related to the production of QBREXZA. Inventory costs are determined using the lower of standard cost, which approximates the actual costs determined using the first-in, first-out basis, or net realizable value. Standard costs are reviewed and updated annually or as needed. We expense costs associated with the manufacture of our products prior to regulatory approval and capitalize the cost of inventory when there is a high probability of future economic benefit. We began capitalizing the cost of inventory related to QBREXZA in the second quarter of 2018, the period in which we received regulatory approval to market the product. We expense costs associated with the manufacture of our lebrikizumab product candidate.

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the condensed consolidated balance sheets. We write down inventory that is in excess of expected requirements or at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of June 30, 2019, the carrying value of our inventory was $17.6 million, including finished goods inventory of $5.6 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $11.0 million related to QBREXZA. In order to realize the value of our recorded inventory, we will be dependent upon significant increases in the sales volumes of QBREXZA.

Leases

We adopted Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognized a right-of-use asset and a lease liability on our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. As our leases do not provide an implicit rate, we estimated the rate of interest. In order to estimate the interest rate, we utilized the effective interest rate derived from recent debt transactions, adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease, including our credit rating. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the practical expedients permitted under Topic 842, which allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term real-estate leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations. Variable lease payments include lease operating expenses.

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

Product Sales

Our product sales consist of sales of QBREXZA, which became available in pharmacies within the United States on October 1, 2018. We recognize revenue from product sales when our wholesalers and a preferred dispensing partner (together, “Customers”) obtain control of our product, which is generally upon delivery.

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

Distribution fees and trade discounts.  We pay our Customers certain fees for distribution services for QBREXZA. We have determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

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

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on the product expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input and market data for products with characteristics similar to QBREXZA.

As of June 30, 2019, the balance of our revenue-related reserves, consisting of commercial rebates, discounts related to the savings card program, distribution fees, trade discounts, government rebates, chargebacks and product returns, was $3.5 million, of which $1.2 million was recorded as a direct deduction from trade and other receivables and $2.3 million was recorded in accrued liabilities on the condensed consolidated balance sheets. As of December 31, 2018, the balance of these revenue-related reserves was $2.5 million, of which $0.7 million was recorded as a direct deduction from trade and other receivables and $1.8 million was recorded in accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2019, additions to the revenue-related reserves were $5.2 million and $12.9 million, respectively, which were offset by related credits or payments of $5.1 million and $11.9 million, respectively. We had no additions or credits to the revenue-related reserve during the three and six months ended June 30, 2018.

Collaborative Arrangements

We enter into collaborative arrangements that typically include one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) fees attributable to options to intellectual property. When a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. When an option is exercised, the performance obligations associated with the option are identified, which will determine the accounting for the transaction price attributable to the option.

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

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $26.7 million and $14.6 million for the three months ended June 30, 2019 and 2018, respectively, and $36.2 million and $21.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of June 30,
	2019	2018
Stock options to purchase common stock	7,424	7,374
Shares subject to outstanding restricted stock units	1,953	1,544
Estimated shares issuable under the employee stock purchase plan	610	446
Shares issuable upon conversion of convertible notes	8,110	8,110
	18,097	17,474

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

In February 2016, the FASB issued Topic 842, which is aimed at making leasing activities more transparent and comparable, and requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. We adopted Topic 842 on January 1, 2019 using the modified retrospective approach. There was no cumulative-effect adjustment as of January 1, 2019. We recognized a right-of-use asset and a lease liability on our consolidated balance sheet for the discounted value of future lease payments from the adoption of Topic 842. The impact on the condensed consolidated balance sheets as of January 1, 2019 was as follows (in thousands):

	Topic 840	Topic 842	Impact of
Balance Sheet	January 1, 2019	January 1, 2019	Adoption
Deferred rent classified as accrued liabilities	$(134)	$—	$134
Deferred rent classified as other long-term liabilities	(1,015)	—	1,015
Operating lease right-of-use asset	—	14,788	14,788
Lease liability, current	—	(4,551)	(4,551)
Lease liability, non-current	$—	$(11,386)	$(11,386)

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

The following tables set forth the fair value of our financial assets, which consists of investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of June 30, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$23,200	$—	$—	$23,200
U.S. Treasury securities	Level 1	63,336	57	—	63,393
Corporate debt	Level 2	71,701	56	(7)	71,750
U.S. Government agency securities	Level 2	14,997	7	—	15,004
Commercial paper	Level 2	147,731	—	—	147,731
Total investments		$320,965	$120	$(7)	$321,078

		As of December 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$21,201	$—	$—	$21,201
U.S. Treasury securities	Level 1	84,098	5	(56)	84,047
Corporate debt	Level 2	98,367	2	(88)	98,281
U.S. Government agency securities	Level 2	1,984	—	(1)	1,983
Commercial paper	Level 2	102,781	—	—	102,781
Total investments		$308,431	$7	$(145)	$308,293

As of June 30, 2019, we did not hold any investments that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of June 30, 2019 were temporary in nature.

The estimated fair value of our term loan was $34.8 million as of June 30, 2019 and was based on interest rates currently available to us for debt with similar terms. The estimated fair value of our convertible notes was $249.4 million as of June 30, 2019 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of June 30, 2019.

4. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$11,441	$4,140
Work-in process	602	1,019
Finished goods	5,601	3,211
Total inventory	$17,644	$8,370

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation	$9,056	$12,510
Accrued outside research and development services	4,014	3,431
Accrued professional and consulting services	3,097	3,476
Accrued interest	1,123	1,102
Other	2,739	2,089
Total accrued liabilities	$20,029	$22,608

5. Leases

We lease our corporate headquarters in Menlo Park, California under a non-cancelable operating lease agreement entered into in July 2014, as amended (“Lease”). Pursuant to the Lease, we lease 45,192 square feet of space in a multi-suite building (the “Building”). As of June 30, 2019, rent payments under the Lease include base rent with an annual increase of three percent, and additional monthly fees to cover our share of certain facility expenses, including utilities, property taxes, insurance and maintenance.

The Lease will expire on December 31, 2021, subject to our option to renew the Lease for an additional five-year term.

Pursuant to the terms of the Lease, we provided the lessor with a $500,000 letter of credit in August 2014, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. If no such event of default has occurred or then exists, the letter of credit may be reduced to $350,000 after June 1, 2019. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheets.

In connection with the Lease, we recognized an operating lease right-of-use asset of $7.5 million and an aggregate lease liability of $8.2 million as of January 1, 2019 in our condensed consolidated balance sheet. As of January 1, 2019, the remaining Lease term was 3.0 years, and we used an estimated discount rate of 9.0% in calculating the lease liability.

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

Pursuant to the terms of the Sublease, in October 2017, we provided the sublessor with a $300,000 irrevocable commercial letter of credit, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the sublessor in the event of our default of certain terms of the Sublease. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheets.

In connection with the Sublease, we recognized an operating lease right-of-use asset of $7.2 million and an aggregate lease liability of $7.7 million as of January 1, 2019 in our condensed consolidated balance sheet. As of January 1, 2019, the remaining Sublease term was 5.3 years, and we used an estimated discount rate of 9.0% in calculating the lease liability.

Rent expense for the Lease and Sublease was $1.6 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively, which includes additional rent charges for common area maintenance and real estate taxes of $0.4 million for each of the three months ended June 30, 2019 and 2018, and $0.8 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. We recognize rent expense on a straight‑line basis over the lease period.

As of June 30, 2019, the undiscounted future non-cancellable lease payments under the Lease and Sublease were as follows (in thousands):

Year Ending December 31,
2019 (remainder)	$1,995
2020	4,918
2021	5,056
2022	1,879
2023	1,936
Thereafter	666
Total undiscounted lease payments	16,450
Less: Present value adjustment	(2,609)
Total	$13,841

6. Debt

Credit Facility

In December 2018, we entered into a Credit Agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, $35.0 million of which was funded upon the closing. The second tranche of $40.0 million may be borrowed in a single draw at our option on or before July 1, 2019 and the third tranche of $50.0 million may be borrowed in a single draw on or before March 2, 2020 subject to a performance-based milestone. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. After the occurrence and during the continuation of a default, amounts outstanding will bear interest at a rate of 13.75% per annum, payable in cash quarterly in arrears and on demand. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets.

We may make voluntary prepayments in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as default and change in control provisions, which, if triggered, would require us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the term loan and accounted for separately from the host contract. As of June 30, 2019, the fair value of this embedded derivative was immaterial.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default. As of June 30, 2019 and December 31, 2018, we were in compliance with all of the covenants under the Credit Agreement.

In connection with issuance of the term loan, we incurred certain costs and fees totaling $2.5 million which were recorded as a direct deduction discount from the term loan on the consolidated balance sheets and are being amortized ratably to interest expense over the term of the loan, using the effective interest method. As of June 30, 2019, there were unamortized issuance costs and debt discounts of $2.3 million related to the term loan. We recorded $1.0 million and $2.1 million in interest expense related to the term loan for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, minimum aggregate future payments under the term loan are as follows (in thousands):

2019 (remainder)	$1,891
2020	3,763
2021	3,763
2022	3,763
2023	38,521
Total minimum payments	$51,701
Amount representing interest	(16,701)
Principal amount of term loan	$35,000

On August 5, 2019, we amended the Credit Agreement to extend the deadline for the drawing of the third tranche of $50.0 million from March 2, 2020 to June 3, 2020 and reduce the prepayment penalty. In connection with this amendment, we paid Athyrium an amendment fee of $350,000 and borrowed $40.0 million available under the second tranche.

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

As of June 30, 2019, there were unamortized issuance costs and debt discounts of $5.4 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Collaboration and License Agreements

In-License Agreements

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, an injectable, humanized antibody targeting interleukin 13, for atopic dermatitis and all other therapeutic indications. The Roche Agreement became effective in September 2017 and was amended in February 2019.

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

We amended the Roche Agreement in February 2019. Under the terms of the Roche Agreement, as amended, Roche is obligated to supply us with up to approximately $16.0 million in existing lebrikizumab drug substance, free of charge, approximately two-thirds of which was received as of June 30, 2019, and we will be obligated to make payments to Roche upon the achievement of certain milestones, comprising $20.0 million upon the initiation of the first Phase 3 clinical study, up to $180.0 million upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based on the achievement of certain thresholds for net sales of lebrikizumab for all indications.

Under the terms of the Roche Agreement, as amended, we will also make royalty payments to Roche representing percentages of net sales. Royalty payments will be made from the first commercial sale date in such country and end on the later of the date that is (i) ten years after the date of the first commercial sale of lebrikizumab in such country, (ii) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (iii) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of the product in such country, or (iv) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

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

As of June 30, 2019, we have paid or accrued license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million payment in connection with the first commercial sale of QBREXZA in 2018, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain milestones. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. Under the license agreement, we are entitled to credit the $2.5 million payment we paid in connection with the first commercial sale of QBREXZA against royalty payments owed to Rose U in accordance with the terms of the license agreement. As of June 30, 2019, the remaining creditable amount of this payment was $2.2 million.

Out-License and Other Agreements

Almirall Agreement

We entered into an option and license agreement with Almirall in February 2019 (“Almirall Agreement”), under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe (“Lebrikizumab EU License”). In exchange, we received a non-refundable upfront option fee of $30.0 million in March 2019. In June 2019, Almirall exercised its option pursuant to the Almirall Agreement. In connection with this exercise, Almirall paid us an option exercise fee of $50.0 million, which we received in July 2019. Under the terms of the Almirall Agreement, we are entitled to receive additional payments upon the achievement of certain development, regulatory and sales milestones, including $30.0 million in connection with the initiation by us of certain Phase 3 clinical studies, as well as royalty payments representing percentages of net sales of lebrikizumab in Europe.

Upon Almirall’s election to exercise its option pursuant to the Almirall Agreement, we identified the following distinct performance obligations: (i) the delivery of the Lebrikizumab EU License and (ii) the conduct of the lebrikizumab Phase 3 development program. We determined that the transaction price as of June 30, 2019 was $110.0 million, consisting of: (i) the $30.0 million upfront option fee; (ii) the $50.0 million option exercise fee; and (iii) the $30.0 million in milestones in connection with the initiation of certain Phase 3 clinical studies, which were determined to not be constrained. Other future potential regulatory milestones were considered to be fully constrained, as we determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We expect that the sales-based milestone and royalty payments will be recognized when the sales occur or the milestone is achieved. We will re-evaluate the transaction price each reporting period.

We allocated the transaction price based on the estimated stand-alone selling prices of each of the two performance obligations. We determined the stand-alone selling price for the Lebrikizumab EU License was based on a discounted cash flow approach and considered several factors including, but not limited to: estimated market demand, manufacturing and supply costs, development and commercialization costs, discount rate, development and approval timelines and probabilities of technical and regulatory success. The portion of the transaction price allocated to our Lebrikizumab EU License performance obligation was recorded immediately upon Almirall’s exercise of its option in the second quarter of 2019, as the Lebrikizumab EU License represents functional intellectual property that was transferred as of the date of Almirall’s option exercise in June 2019. We determined the stand-alone selling price for our lebrikizumab Phase 3 development program based on the nature of the services to be performed, estimates of the associated costs and third-party rates for similar services. The portion of the transaction price allocated to our lebrikizumab Phase 3 development program performance obligation will be recognized as revenue using the input method as the lebrikizumab Phase 3 development program is completed, subject to changes in estimated total lebrikizumab development program cost and actual costs incurred during each period. No revenue related to the lebrikizumab Phase 3 development program performance obligation had been recognized as of June 30, 2019.

For each of the three and six months ended June 30, 2019, we recognized $58.6 million as collaboration and license revenue related to the Almirall Agreement in our condensed consolidated statements of operations. As of June 30, 2019, $15.1 million and $6.3 million were recorded as deferred revenue, current, and deferred revenue, non-current, respectively, on the condensed consolidated balance sheets and are expected to be recognized as collaboration and license revenue over the Phase 3 development period.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for the treatment of psoriasis. We were obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. For the three and six months ended June 30, 2018, we recognized $39.1 million and $39.4 million, respectively, in collaboration and license revenue in our condensed consolidated statement of operations related to UCB. As of December 31, 2018, we had fully reimbursed UCB the $10.0 million for development costs incurred by UCB.

8. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2018 through June 30, 2019:

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2018	6,950	$19.06
Stock options granted	1,025	$7.61
Stock options exercised	(109)	$3.70
Stock options forfeited	(442)	$23.38
Stock options outstanding at June 30, 2019	7,424	$17.45

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2018 through June 30, 2019:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2018	1,572	$13.50
RSUs granted	1,181	$7.17
RSUs vested and settled	(557)	$9.51
RSUs forfeited	(243)	$10.20
RSUs outstanding at June 30, 2019	1,953	$11.22

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$16	$—	$31	$—
Research and development	2,371	2,408	4,831	5,261
Selling, general and administrative	5,123	4,898	10,629	9,559
Total stock-based compensation expense	$7,510	$7,306	$15,491	$14,820

Stock-based compensation of $0.1 million and $0.2 million was capitalized into inventory for the three and six months ended June 30, 2019, respectively. Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included as part of our Annual Report on Form 10-K for the year ended December 31, 2018, and our unaudited Condensed Consolidated Financial Statements for the three- and six-month periods ended June 30, 2019 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and plan to initiate a Phase 3 clinical development program by the end of 2019. We also have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic cloth that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers and a preferred dispensing partner (together, “Customers”) in September 2018, and QBREXZA became commercially available in pharmacies within the United States on October 1, 2018.

•

Lebrikizumab, a novel, injectable, humanized monoclonal antibody targeting interleukin 13 (“IL‑13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL‑13 is a naturally occurring cytokine that is thought to play an important role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL‑13 with high affinity, specifically preventing formation of the IL‑13 receptor/interleukin 4 (“IL-4”) receptor complex and subsequent signaling. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we initiated a Phase 2b clinical trial in January 2018 to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We completed enrollment of 280 patients ages 18 years and older in the Phase 2b clinical trial in October 2018 and announced positive topline results from the clinical trial in March 2019. Each of the lebrikizumab doses evaluated in the study showed a dose-dependent and statistically significant improvement in the primary endpoint, the mean percent change in the Eczema Area and Severity Index (“EASI”) score compared to placebo from baseline to week 16. Consistent with prior studies evaluating this investigational therapy, lebrikizumab was generally well-tolerated with side effects that were primarily mild to moderate in severity. Based on these results and having completed an end-of-Phase 2 meeting with the FDA, we plan to initiate a lebrikizumab Phase 3 clinical development program by the end of 2019.

•	Early-stage research and development programs in other areas of dermatology.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since March 31, 2019:

QBREXZA

•

Discontinued our QBREXZA $70 savings card program, subject to one additional refill in the second quarter of 2019 for eligible patients, and instituted a $200 maximum savings per refill for our $35 savings card program, effective April 1, 2019.

•	Secured QBREXZA coverage for approximately 85% of the total U.S. commercial lives (calculated based on Dermira data on file) as of August 1, 2019.

Lebrikizumab

•

Received notice that Almirall, S.A. (“Almirall”) exercised its option in June 2019 to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe pursuant to the option and license agreement (“Almirall Agreement”) entered into in February 2019.

•	Completed an end-of-Phase 2 meeting with the FDA in June 2019.

Non-Program Developments

•

Amended the $125.0 million credit facility bearing interest at 10.75% per annum with Athyrium Opportunities III Acquisition LP (“Athyrium”) and drew down the second tranche of $40.0 million, with net proceeds to us of approximately $39.6 million, in August 2019.

Financial Overview

For the three months ended June 30, 2019, net loss decreased 25% to $18.0 million from $23.9 million for the same period in 2018. Product sales were $8.1 million for the three months ended June 30, 2019, comprised exclusively of net product sales of QBREXZA. Collaboration and license revenue was $58.6 million for the three months ended June 30, 2019, an increase of $19.5 million compared to the same period in 2018. Research and development expenses decreased 6% to $18.3 million for the three months ended June 30, 2019 compared to the same period in 2018, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 55% to $63.3 million for the three months ended June 30, 2019 compared to the same period in 2018, driven primarily by an increase in advertising, promotion and commercialization expense for QBREXZA and an increase in expenses related to headcount growth.

For the six months ended June 30, 2019, net loss was $82.8 million and remained constant compared to the same period in 2018. Product sales were $10.5 million for the six months ended June 30, 2019, comprised exclusively of net product sales of QBREXZA. Collaboration and license revenue was $58.6 million for the six months ended June 30, 2019, an increase of $19.2 million compared to the same period in 2018. Research and development expenses decreased 25% to $33.9 million for the six months ended June 30, 2019 compared to the same period in 2018, driven primarily by a reduction in clinical trial activities. Selling, general and administrative expenses increased 57% to $112.0 million for the six months ended June 30, 2019 compared to the same period in 2018, driven primarily by an increase in advertising, promotion and commercialization expense for QBREXZA and an increase in expenses related to headcount growth. We also recorded an impairment charge of $1.1 million against intangible assets for the six months ended June 30, 2018 related to our olumacostat glasaretil development program.

As of June 30, 2019, we had cash and investments of $327.2 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities and, more recently, to executing the commercial launch of QBREXZA. We have financed our operations primarily through the sale of equity securities and convertible debt securities.

We have never been profitable and may never be profitable. As of June 30, 2019, we had an accumulated deficit of $827.8 million. We expect to incur significant costs to continue to commercialize QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and for any future product candidates we may choose to pursue. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require and the success of our business will be based in large part on the successful commercialization of QBREXZA and the timing, scope and outcome of our lebrikizumab Phase 3 development program. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings, product sales of QBREXZA, or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Trade and Other Receivables

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

Other receivables, including collaboration and license receivables, are typically unsecured. Accordingly, we may be exposed to credit risk generally associated with our collaboration and license agreements. To date, we have not experienced any losses related to these receivables.

Inventory

Inventory consists of raw materials, work-in-process and finished goods related to the production of QBREXZA. Inventory costs are determined using the lower of standard cost, which approximates the actual costs determined using the first-in, first-out basis, or net realizable value. Standard costs are reviewed and updated annually or as needed. We expense costs associated with the manufacture of our products prior to regulatory approval and capitalize the cost of inventory when there is a high probability of future economic benefit. We began capitalizing the cost of inventory related to QBREXZA in the second quarter of 2018, the period in which we received regulatory approval to market the product. We expense costs associated with the manufacture of our lebrikizumab product candidate.

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the condensed consolidated balance sheets. We write down inventory that is in excess of expected requirements or at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of June 30, 2019, the carrying value of our inventory was $17.6 million, including finished goods inventory of $5.6 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $11.0 million related to QBREXZA. In order to realize the value of our recorded inventory, we will be dependent upon significant increases in the sales volumes of QBREXZA.

Leases

We adopted Accounting Standards Update No. 2016‑02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognized a right-of-use asset and a lease liability on our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. As our leases do not provide an implicit rate, we estimated the rate of interest. In order to estimate the interest rate, we utilized the effective interest rate derived from recent debt transactions, adjusting it for factors that reflect the profile of secured borrowing over the expected term of the lease, including our credit rating. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We elected the practical expedients permitted under Topic 842, which allowed us to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and we elected to not separate lease components and non-lease components for our long-term real-estate leases.

Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

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

Product Sales

Our product sales consist of sales of QBREXZA, which became available in pharmacies within the United States on October 1, 2018. We recognize revenue from product sales when our Customers obtain control of our product, which is generally upon delivery.

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

Distribution fees and trade discounts.  We pay our Customers certain fees for distribution services for QBREXZA. We have determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

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

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on the product expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input and market data for products with characteristics similar to QBREXZA.

Collaborative Arrangements

We enter into collaborative arrangements that typically include one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) fees attributable to options to intellectual property. When a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. When an option is exercised, the performance obligations associated with the option are identified, which will determine the accounting for the transaction price attributable to the option.

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

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,060	$—	$8,060	*	$10,512	$—	$10,512	*
Collaboration and license revenue	58,585	39,080	19,505	50%	58,585	39,379	19,206	49%
Total revenue	66,645	39,080	27,565	71	69,097	39,379	29,718	75
Costs and operating expenses:
Cost of sales	1,335	—	1,335	*	2,261	—	2,261	*
Research and development	18,285	19,545	(1,260)	(6)	33,854	45,136	(11,282)	(25)
Selling, general and administrative	63,327	40,770	22,557	55	112,006	71,280	40,726	57
Impairment of intangible assets	—	—	—	*	—	1,126	(1,126)	*
Total costs and operating expenses	82,947	60,315	22,632	38	148,121	117,542	30,579	26
Loss from operations	(16,302)	(21,235)	4,933	(23)	(79,024)	(78,163)	(861)	1
Interest and other income, net	1,970	2,037	(67)	(3)	3,521	3,771	(250)	(7)
Interest expense	(3,630)	(4,734)	1,104	(23)	(7,291)	(8,988)	1,697	(19)
Loss before taxes	(17,962)	(23,932)	5,970	(25)	(82,794)	(83,380)	586	(1)
Benefit for income taxes	—	—	—	*	—	194	(194)	*
Net loss	$(17,962)	$(23,932)	$5,970	(25)%	$(82,794)	$(83,186)	$392	—%

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of QBREXZA product sales and collaboration and license revenue.

We recognized $8.1 million and $10.5 million in net product sales for the three and six months ended June 30, 2019, respectively, related to sales of QBREXZA, which became available in pharmacies within the United States on October 1, 2018. For the three and six months ended June 30, 2019, the gross-to-net discount applicable to QBREXZA sales was 39% and 55%, respectively. The improvement in gross-to-net discount during the second quarter of 2019 was driven by the discontinuation of our QBREXZA $70 savings card program and the introduction of a $200 maximum savings per refill for our QBREXZA $35 savings card program on April 1, 2019.

We recognized $58.6 million in collaboration and license revenue for each of the three and six months ended June 30, 2019 pursuant to the Almirall Agreement, under which Almirall acquired an exclusive license to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. We recognized $39.1 million and $39.4 million in collaboration and license revenue for the three and six months ended June 30, 2018, respectively, pursuant to the transition agreement we entered into with UCB Pharma S.A. (“UCB”) to effect the termination of the development and commercialisation agreement between us and UCB.

Cost of sales.  Cost of sales includes manufacturing and distribution costs, the cost of drug substance and other raw materials, royalties due to third parties on product sales, product liability insurance, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Manufacturing costs related to QBREXZA are capitalized as inventory and subsequently expensed as cost of sales. We recognize cost of sales when product is sold to wholesalers from our distribution center. Cost of sales was $1.3 million and $2.3 million for the three and six months ended June 30, 2019, respectively. In periods prior to receiving FDA approval for QBREXZA, we expensed all inventory and related costs associated with the manufacture of QBREXZA to research and development expense. Cost of sales for the three and six months ended June 30, 2019 would have been $0.4 million and $0.8 million higher, respectively, if we had not sold inventory that was expensed prior to regulatory approval.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	$ Change	2019	2018	$ Change
	(in thousands)
External costs:
QBREXZA[1]	$1,593	$(814)	$2,407	$4,032	$2,544	$1,488
Lebrikizumab[2]	5,232	3,799	1,433	8,701	6,603	2,098
Olumacostat glasaretil[3]	157	3,733	(3,576)	(134)	10,510	(10,644)
Other external research and development expenses	3,125	1,407	1,718	4,537	3,052	1,485
Internal costs	8,178	11,420	(3,242)	16,718	22,427	(5,709)
Total research and development expenses	$18,285	$19,545	$(1,260)	$33,854	$45,136	$(11,282)
[1]

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA became commercially available in pharmacies within the United States in October 2018. In February 2019, we initiated a proof-of-concept study to evaluate the efficacy and safety of QBREXZA in people living with primary palmar hyperhidrosis, or excessive sweating of the hands. During the three and six months ended June 30, 2018, we recorded a credit to research and development expense of $2.0 million related to a small business waiver fee refund from the FDA for the New Drug Application filing fee paid in 2017.

[2]	In March 2019, we announced positive topline results from the Phase 2b study and plan to initiate a Phase 3 program by the end of 2019.
[3]

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials (CLAREOS-1 and CLAREOS-2) in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we have discontinued the program. We have made and may continue to make additional adjustments to previously recognized expenses.

Research and development expenses decreased $1.3 million, or 6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to a reduction in clinical trial activities totaling $3.6 million related to our olumacostat glasaretil development program and a decrease in internal costs of $3.2 million, which were partially offset by increases of $2.4 million related to QBREXZA and $1.7 million in other research and development costs.

Research and development expenses decreased $11.3 million, or 25%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily due to reductions in clinical trial activities totaling $10.6 million related to our olumacostat glasaretil development program.

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

Selling, general and administrative expenses increased $22.6 million, or 55%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily due to a $15.0 million increase in advertising, promotion and commercialization expense for QBREXZA, and an $8.2 million increase in compensation cost and associated expenses resulting from an increase of 125 full-time employees, including 112 therapeutic sales specialists.

Selling, general and administrative expenses increased $40.7 million, or 57%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily due to a $21.0 million increase in advertising, promotion and commercialization expense for QBREXZA, and a $19.0 million increase in compensation cost and associated expenses resulting from an increase of 125 full-time employees, including 112 therapeutic sales specialists.

We expect our selling, general and administrative expenses to increase for full-year 2019 compared to 2018 due primarily to the annualization of costs incurred in 2018 as we expanded our operating activities, increased our headcount and built out our infrastructure to support commercialization of QBREXZA, as well as an increase in promotional activities. For the second half of 2019, we expect our quarterly selling, general and administrative expenses to decrease relative to the second quarter of 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

On November 7, 2018, we filed a shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. The shelf registration statement was declared effective on November 21, 2018. In March 2019, we sold 11,283,019 shares of our common stock in a public offering pursuant to the shelf registration statement (“2019 Public Offering”) and received gross proceeds of $149.5 million and net proceeds of $140.2 million, after deducting underwriting discounts and commissions of $9.0 million and offering expenses of approximately $0.3 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of June 30, 2019, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In December 2018, we entered into a credit agreement (“Credit Agreement”) with Athyrium, which provided for a senior secured term loan facility of up to $125 million in aggregate principal amount, $35.0 million of which was borrowed on the closing date, generating net proceeds to us of approximately $32.5 million, $40.0 million of which could be borrowed in a single draw at our option on or before July 1, 2019 (the “First Delayed Draw Loan”), and $50.0 million of which could be borrowed in a single draw on or before March 2, 2020 provided that our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million (the “Second Delayed Draw Loan”). On August 5, 2019, we amended the Credit Agreement to extend the deadline for the Second Delayed Draw Loan to June 3, 2020 and reduce the prepayment penalty (the “Amendment”). In connection with the Amendment, we borrowed the $40.0 million available under the First Delayed Draw Loan generating net proceeds to us of approximately $39.6 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

In May 2017, we sold Notes for an aggregate principal amount of $287.5 million in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of June 30, 2019, we had $287.5 million in aggregate principal amount of Notes outstanding.

As of June 30, 2019, we had $327.2 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to continue the commercialization of QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and any future product candidates we may choose to pursue. As of June 30, 2019, we had an accumulated deficit of $827.8 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(130,787)	$(77,879)
Investing activities	(11,792)	(42,960)
Financing activities	140,760	1,224
Net decrease in cash and cash equivalents and restricted cash	$(1,819)	$(119,615)

Operating Activities.  Net cash used in operating activities was $130.8 million for the six months ended June 30, 2019 and consisted of a net loss of $82.8 million and a $65.3 million increase in net operating assets, offset by $17.4 million in non-cash charges. The increase in net operating assets consisted primarily of a $54.1 million increase in trade and other receivables, net, primarily due to the receivable related to the Almirall Agreement, a $17.7 million increase in prepaid expenses and other current assets, which resulted from advance payments made in connection with our direct-to-consumer advertising campaign, a $9.1 million increase in inventory and a $4.3 million decrease in accounts payable, partially offset by a $21.4 million increase in deferred revenue. Non-cash charges were comprised primarily of $15.5 million of stock-based compensation. Net cash used in operating activities was $77.9 million for the six months ended June 30, 2018 and consisted of a net loss of $83.2 million and a $15.9 million increase in net operating assets, offset by $21.2 million in non-cash charges. The increase in net operating assets consisted primarily of a $7.2 million decrease in refund liability, a $3.7 million increase in prepaid expenses and other current assets, a $2.7 million decrease in accounts payable and a $1.2 million decrease in accrued liabilities. Non-cash charges included $14.8 million of stock-based compensation expense, $3.8 million of amortization of discount for payments related to acquired in-process research and development and $1.1 million of impairment of intangible assets related to olumacostat glasaretil.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2019 was $11.8 million, which resulted primarily from purchases of investments of $163.8 million, partially offset by proceeds from maturities of investments of $152.1 million. Net cash used in investing activities for the six months ended June 30, 2018 was $43.0 million, which resulted primarily from purchases of investments of $233.0 million, partially offset by proceeds from maturities of investments of $190.6 million.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2019 was $140.8 million, which resulted primarily from net proceeds of $140.2 million from our 2019 Public Offering. Net cash provided by financing activities for the six months ended June 30, 2018 was $1.2 million, which resulted from net proceeds from the issuance of common stock in connection with equity awards.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect to continue to expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue. We believe that existing cash and investments on hand as of June 30, 2019, the $50.0 million we received from Almirall in July 2019 in connection with its option exercise pursuant to the Almirall Agreement and the $30.0 million we will receive upon our initiation of certain lebrikizumab Phase 3 clinical trials pursuant to the Almirall Agreement are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our planned Phase 3 clinical program for lebrikizumab through receipt of topline results. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to raise debt or sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

In August 2019, we borrowed $40.0 million under our Credit Agreement, as amended, with Athyrium. Otherwise, there were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and do not have any holdings in variable interest entities.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there have been no significant changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on February 26, 2019.

ITEM 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product, QBREXZA™ (glycopyrronium) cloth (“QBREXZA”), was approved by the U.S. Food and Drug Administration (“FDA”) for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older and became available in pharmacies within the United States on October 1, 2018. The success of our business will depend on the successful commercialization of QBREXZA. The commercial success of QBREXZA will depend on a number of factors, including the following:

•

the effectiveness of our sales team and our ability to scale our distribution capabilities (see also “—We have built a team of sales representatives and our distribution capabilities. If we are unable to establish effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product sales.”);

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

We have built a team of sales representatives and our distribution capabilities. If we are unable to maintain effective sales and distribution capabilities on our own or through third parties, we will be unable to successfully commercialize QBREXZA or generate product sales.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;

•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	changes to or discontinuation of our savings card program for QBREXZA;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician willingness to process prior authorizations when required by payers;
•	physician and patient willingness to adopt and prescribe a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;
•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	patient confusion between QBREXZA and wipe products available over-the-counter;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations while increasing production capabilities for QBREXZA to commercial levels; and
•	our ability to manage our operations to effectively support our commercialization activities.

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

We are currently dependent on F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”) for the manufacture and supply of lebrikizumab drug substance. Roche has elected to transfer its manufacture and supply responsibilities to us and we have until November 2023 to engage a qualified contract manufacturer to manufacture and supply the drug substance.  Any interruption in our supply may cause serious delays in the timing of our clinical trials, increase our costs and adversely impact our financial results.

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

We are in the process of engaging an alternative manufacturer of lebrikizumab drug substance. Transferring technology to a new manufacturer will require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and require review and approval by the FDA and applicable foreign regulatory bodies. Such manufacturer must comply with cGMP requirements enforced by the FDA and applicable foreign regulatory bodies through facilities inspection programs and review of submitted technical information. In addition, if the contract manufacturer is located outside of the United States, we may face difficulties in importing our lebrikizumab drug substance into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. There can be no assurance that a qualified contract manufacturer would be available to us on a timely basis, on acceptable terms or at all, or that a seamless transfer of technology would occur from Roche to the contract manufacturer. If we experience any interruption in the supply of lebrikizumab drug substance, our ability to timely supply our clinical sites would be adversely impacted, causing potentially serious delays in the timing of our clinical trials and substantially increased costs if trials need to be adjusted or re-performed.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. QBREXZA, which became available in pharmacies within the United States on October 1, 2018, is our only product approved for commercialization. We have not generated any significant revenue from product sales. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $82.8 million and $83.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $827.8 million.

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

As of June 30, 2019, we had capital resources consisting of cash and investments of $327.2 million. We will continue to expend substantial cash resources for the foreseeable future to fund the continued commercialization of QBREXZA, to fund our planned Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue. These expenditures may include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of June 30, 2019, the $50.0 million we received from Almirall in July 2019 in connection with its option exercise pursuant to the Almirall Agreement and the $30.0 million we will receive upon our initiation of certain lebrikizumab Phase 3 clinical trials pursuant to the Almirall Agreement are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our planned Phase 3 clinical program for lebrikizumab through receipt of topline results. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. See also “—Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.” and “Risks Related to Our Indebtedness—If we are unable to satisfy certain conditions of our Credit Agreement, we will be unable to draw down the remainder of the facility.” We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

In order to fund the development and potential commercialization of our current and any future product candidates, we may also need to enter into collaboration agreements with pharmaceutical and biotechnology companies. For example, we have entered into the Almirall Agreement pursuant to which Almirall acquired an exclusive license to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe. Our ability to establish and maintain these collaborations is highly uncertain and subject to a number of variables. Under these arrangements, we may be responsible for substantial costs in connection with the clinical development, regulatory approval or the commercialization of a partnered product candidate. Furthermore, the payments we could receive from our potential collaboration partners may be subject to numerous conditions and may ultimately be insufficient to cover the cost of this development and commercialization. See Note 7 included in the notes to our consolidated financial statements for further details regarding the terms of the Almirall Agreement.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product or product candidate, including: AbbVie Inc., Allergan plc, Amgen Inc., AnaptysBio, Inc., Arcutis, Inc., Asana BioSciences, LLC, Aslan Pharmaceuticals Pte Ltd., Atacama Therapeutics, Inc., Boehringer Ingelheim, Brickell Biotech, Inc., Candesant Biomedical, Inc., Cara Therapeutics, Inc., Chugai Pharmaceutical Co. (a division of Roche), Cynosure, Inc., Dermavant Sciences Ltd. (a subsidiary of Roivant Sciences), Dr. August Wolff GmbH & Co., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Evelo Biosciences, Inc., Hospira, Inc. (a subsidiary of Pfizer Inc.), Incyte Corporation, IVAX Corporation (a subsidiary of Teva Pharmaceutical Industries Ltd.), Galapagos NV, Galderma S.A., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, Kiniksa Pharmaceuticals, Ltd., Kymab Limited, Kyowa Hakko Kirin Co., Ltd., LEO Pharma A/S, Maruho Co., Ltd., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Medytox Inc., Menlo Therapeutics Inc., Miramar Labs, Inc. (a subsidiary of Sientra, Inc.), MorphoSys AG, Mylan Inc., Novartis AG, Pfizer Inc., Ltd., RAPT Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Roche, Sandoz International GmbH (a division of Novartis), Sanofi-Aventis Groupe S.A., Suzhou Connect Biopharmaceuticals, Ltd., Teva Pharmaceutical Industries Ltd., Ulthera, Inc. (a subsidiary of Merz Pharma GmbH & Co. KGaA),Valeant Pharmaceuticals International, Inc., Vanda Pharmaceuticals Inc. and XBiotech Inc.

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

Our operations to date have been primarily limited to researching and developing our product candidates, undertaking preclinical studies and clinical trials of our product candidates and, more recently, preparing for and executing the commercial launch of QBREXZA. QBREXZA, our only product approved for commercialization, became available in pharmacies within the United States on October 1, 2018. Our revenue and profitability will depend in large part on the successful commercialization of QBREXZA. Our future operating results are difficult to predict and may fluctuate significantly from period to period due to many factors, such as revenue from product sales, expenditures and payments relating to collaboration and license agreements and stock-based compensation expense.

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

•	the mix of fully insured, underinsured and uninsured patients who purchase QBREXZA and the utilization of our savings card program;
•	our dependency on third-party manufacturers to supply or manufacture our current and any future product candidates;
•	our ability to maintain an effective sales and marketing and distribution infrastructure that supports our commercial growth;
•	market acceptance of our current and any future products, if approved, and our ability to forecast demand for those products;
•	our ability to receive regulatory approval and commercialize our current and any future product candidates;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

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

As of December 31, 2018, we had NOL carryforwards available to reduce future taxable income, if any, for federal, California and Canadian income tax purposes. If not utilized, the federal and California NOL carryforwards will begin expiring during the year ending December 31, 2030 and the Canadian NOL carryforwards will begin expiring during the year ending December 31, 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-

change income may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

During the period between January 1, 2016 and July 31, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $6.19 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of June 30, 2019, we had 54,397,955 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 42% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. If a large number of shares of our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Furthermore, in May 2017 we completed an offering of the Notes with an aggregate principal amount of $287.5 million in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

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

As of June 30, 2019, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 13% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

Risks Related to Our Indebtedness

We have a significant level of indebtedness in the form of convertible senior notes and pursuant to a credit agreement, which could adversely affect our financial health and our ability to respond to changes in our business.

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

In December 2018, we entered into a credit agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP. The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, of which the first tranche of $35.0 million was funded at the closing date. In August 2019, we amended the Credit Agreement and drew down the second tranche of $40.0 million. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable in quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, if, as of February 13, 2022, the aggregate outstanding principal amount of the Notes is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. The Credit Agreement also contains a number of other affirmative and restrictive covenants. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Additionally, the Credit Agreement provides that we may be required to repay all outstanding loans, accrued interest and other amounts if an event of default occurs. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

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

The Credit Agreement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount, $35.0 million of which was funded at the closing date, $40.0 million of which was funded in August 2019 and $50.0 million of which may be borrowed in a single draw on or before June 3, 2020 provided that our consolidated net revenues from QBREXZA sales in the

United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. If we are unable to satisfy these or other required conditions, we would not be able to draw down the remaining tranche of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress our stock price.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of June 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

On December 3, 2018, (the “Closing Date”) we entered into a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”), which provided for a senior secured term loan facility of up to $125 million in aggregate principal amount, $35.0 million of which was borrowed on the Closing Date, $40.0 million of which could be borrowed in a single draw at our option on or before July 1, 2019 (the “First Delayed Draw Loan”), and $50.0 million of which could be borrowed in a single draw on or before March 2, 2020 provided that our consolidated net revenues from QBREXZA™ sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million (the “Second Delayed Draw Loan”). On August 5, 2019, we amended the Credit Agreement to extend the deadline for the Second Delayed Draw Loan to June 3, 2020 and reduce the prepayment penalty (the “Amendment”).  In connection with the Amendment, we paid to Athyrium an amendment fee of $350,000 and borrowed the $40.0 million available under the First Delayed Draw Loan. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Amendment, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on August 7, 2019.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)