Form 10-Q
period 2019-09-30
Dermira, Inc.
filed 2019-11-05
CIK 1557883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 54,521,180 shares of common stock outstanding.

Dermira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DERMIRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,903	$104,976
Short-term investments	283,231	208,064
Trade and other receivables, net	11,057	5,724
Inventory	23,508	8,370
Prepaid expenses and other current assets	19,820	8,275
Total current assets	412,519	335,409
Property and equipment, net	828	1,180
Long-term investments	2,029	2,962
Operating lease right-of-use asset	12,290	—
Intangible assets	879	952
Goodwill	771	771
Restricted cash	655	802
Other assets	6,270	2,245
Total assets	$436,241	$344,321
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,247	$15,948
Accrued liabilities	23,026	22,608
Lease liability, current	4,255	—
Deferred revenue, current	20,110	—
Total current liabilities	58,638	38,556
Long-term liabilities:
Term loan	71,808	32,566
Convertible notes, net	282,607	281,223
Lease liability, non-current	8,708	—
Other long-term liabilities	—	1,015
Total liabilities	421,761	353,360
Stockholders’ equity (deficit):
Common stock	55	42
Additional paid-in capital	899,750	736,095
Accumulated other comprehensive income (loss)	128	(138)
Accumulated deficit	(885,453)	(745,038)
Total stockholders’ equity (deficit)	14,480	(9,039)
Total liabilities and stockholders’ equity (deficit)	$436,241	$344,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$10,228	$717	$20,740	$717
Collaboration and license revenue	1,305	—	59,890	39,379
Total revenue	11,533	717	80,630	40,096
Costs and operating expenses:
Cost of sales	1,932	237	4,193	237
Research and development	18,416	16,292	52,270	61,428
Selling, general and administrative	46,356	49,510	158,362	120,790
Impairment of intangible assets	—	—	—	1,126
Total costs and operating expenses	66,704	66,039	214,825	183,581
Loss from operations	(55,171)	(65,322)	(134,195)	(143,485)
Interest and other income, net	1,948	2,198	5,469	5,969
Interest expense	(4,398)	(3,420)	(11,689)	(12,408)
Loss before taxes	(57,621)	(66,544)	(140,415)	(149,924)
Benefit for income taxes	—	—	—	194
Net loss	$(57,621)	$(66,544)	$(140,415)	$(149,730)
Net loss per share, basic and diluted	$(1.06)	$(1.58)	$(2.77)	$(3.57)
Weighted-average common shares used to compute net loss per share, basic and diluted	54,460	42,066	50,733	41,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(57,621)	$(66,544)	$(140,415)	$(149,730)
Other comprehensive income:
Unrealized gain on available-for-sale securities	15	19	266	64
Total comprehensive loss	$(57,606)	$(66,525)	$(140,149)	$(149,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	42,328	$42	$736,095	$(138)	$(745,038)	$(9,039)
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions and issuance costs of $9,318	11,283	12	140,171	—	—	140,183
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	9	—	—	—	—	—
Exercise of stock options	13	—	23	—	—	23
Stock-based compensation	—	—	8,090	—	—	8,090
Unrealized gain on investments	—	—	—	169	—	169
Net loss	—	—	—	—	(64,832)	(64,832)
Balance at March 31, 2019	53,633	54	884,379	31	(809,870)	74,594
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	503	—	(490)	—	—	(490)
Exercise of stock options	96	—	382	—	—	382
Purchases under employee stock purchase plan	166	—	1,371	—	—	1,371
Stock-based compensation	—	—	7,579	—	—	7,579
Unrealized gain on investments	—	—	—	82	—	82
Net loss	—	—	—	—	(17,962)	(17,962)
Balance at June 30, 2019	54,398	54	893,221	113	(827,832)	65,556
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	106	1	(214)	—	—	(213)
Exercise of stock options	17	—	48	—	—	48
Stock-based compensation	—	—	6,695	—	—	6,695
Unrealized gain on investments	—	—	—	15	—	15
Net loss	—	—	—	—	(57,621)	(57,621)
Balance at September 30, 2019	54,521	$55	$899,750	$128	$(885,453)	$14,480

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	41,798	$42	$703,215	$(215)	$(553,393)	$149,649
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	6	—	—	—	—	—
Exercise of stock options	44	—	197	—	—	197
Stock-based compensation	—	—	7,514	—	—	7,514
Unrealized loss on investments	—	—	—	(128)	—	(128)
Effect of adoption of the ASC 606	—	—	—	—	29,895	29,895
Net loss	—	—	—	—	(59,254)	(59,254)
Balance at March 31, 2018	41,848	42	710,926	(343)	(582,752)	127,873
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	21	—	—	—	—	—
Exercise of stock options	37	—	73	—	—	73
Purchases under employee stock purchase plan	97	—	954	—	—	954
Stock-based compensation	—	—	7,306	—	—	7,306
Unrealized gain on investments	—	—	—	173	—	173
Net loss	—	—	—	—	(23,932)	(23,932)
Balance at June 30, 2018	42,003	42	719,259	(170)	(606,684)	112,447
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	88	—	(149)	—	—	(149)
Exercise of stock options	23	—	105	—	—	105
Stock-based compensation	—	—	7,969	—	—	7,969
Unrealized gain on investments	—	—	—	19	—	19
Net loss	—	—	—	—	(66,544)	(66,544)
Balance at September 30, 2018	42,114	$42	$727,184	$(151)	$(673,228)	$53,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(140,415)	$(149,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436	398
Stock-based compensation	22,143	22,709
Amortization of discount for payments related to acquired in-process research and development	—	4,566
Net (accretion) amortization of premiums on available-for-sale securities	(2,009)	44
Amortization of debt discount and issuance costs	1,686	1,375
Amortization of operating lease right-of-use assets	2,498	—
Impairment of intangible assets	—	1,126
Loss on disposal of assets	101	—
Changes in assets and liabilities:
Trade and other receivables, net	(5,333)	(2,062)
Inventory	(14,917)	(1,973)
Prepaid expenses and other current assets	(11,131)	(2,614)
Other assets	(4,025)	(2,011)
Accounts payable	(4,617)	(2,053)
Accrued liabilities	1,176	5,881
Refund liability	—	(10,000)
Other long-term liabilities	—	117
Lease liabilities	(2,577)	—
Deferred revenue	20,110	(379)
Deferred taxes	—	(194)
Net cash used in operating activities	(136,874)	(134,800)
Cash flows from investing activities
Purchases of available-for-sale securities	(345,956)	(258,116)
Maturities of available-for-sale securities	273,186	267,385
Acquisition of in-process research and development	—	(26,000)
Purchase of property and equipment	(112)	(595)
Net cash used in investing activities	(72,882)	(17,326)
Cash flows from financing activities
Net proceeds from issuance of common stock in connection with equity financing	140,171	—
Net proceeds from term loan	38,940	—
Payments for debt issuance cost	(708)	—
Net proceeds from issuance of common stock in connection with equity awards	1,133	1,180
Net cash provided by financing activities	179,536	1,180
Net decrease in cash and cash equivalents and restricted cash	(30,220)	(150,946)
Cash and cash equivalents and restricted cash at beginning of year	105,778	296,723
Cash and cash equivalents and restricted cash at end of period	$75,558	$145,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

DERMIRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA® (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab in a Phase 3 clinical development program for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial information. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

As of and for the three and nine months ended September 30, 2019, three customers (AmerisourceBergen Corporation, McKesson Corporation and Cardinal Health, Inc.) each accounted for more than 10% of our trade receivables and product sales. These three customers collectively accounted for 99.2% and 97.7% of product sales for the three and nine months ended September 30, 2019, respectively, and 99.7% of our trade receivables as of September 30, 2019.

Trade and Other Receivables

Our trade receivables consist of amounts due from the sale of QBREXZA. The trade receivables are recorded net of allowances for distribution fees and trade discounts, government rebates and chargebacks. Estimates for wholesaler chargebacks and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. For the periods presented, we did not have any write-offs of trade receivables. We perform ongoing credit evaluations of our wholesalers (“Customers”) and generally do not require collateral.

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

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the condensed consolidated balance sheets. We write down inventory that is considered in excess of expected requirements or at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of September 30, 2019, the carrying value of our inventory was $23.5 million, including finished goods inventory of $5.5 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $6.1 million related to QBREXZA. During the three and nine months ended September 30, 2019, we recognized a charge of $0.7 million arising from excess inventory and excess purchase commitments.

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

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly, and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

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

Distribution fees and trade discounts.  We pay our Customers fees for distribution services for QBREXZA. We have determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

Government rebates and chargebacks.  We are subject to discount obligations under state Medicaid programs and other government programs. Reserves for these rebates and chargebacks are recorded as a reduction to the transaction price in the period the related product sales are recognized. Chargeback amounts represent credit we expect to issue to our Customers and are recorded as a reduction to trade and other receivables, net. Reductions to product sales for government managed programs are estimated based on statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers and expected utilization.

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on the product expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input, contractual terms and market data for products with characteristics similar to QBREXZA.

The activity in our revenue-related reserves, consisting of commercial rebates, discounts related to the savings card program, distribution fees, trade discounts, government rebates, chargebacks and product returns is as follows (in thousands):

Balance at December 31, 2018	$2,501
Additions to reserve	18,115
Credits or payments made during the period	(16,151)
Balance at September 30, 2019	$4,465

As of September 30, 2019, the balance of these revenue-related reserves was $4.5 million, of which $1.3 million was recorded as a direct deduction from trade and other receivables and $3.2 million was recorded in accrued liabilities on the condensed consolidated balance sheets.

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

Advertising Expenses

We expense the costs of advertising as incurred. Advertising expenses were $13.5 million and $15.0 million for the three months ended September 30, 2019 and 2018, respectively, and $49.7 million and $36.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following common stock equivalent shares were not included in the computations of diluted net loss per share for the periods presented because their effect was antidilutive (in thousands):

	Outstanding as of September 30,
	2019	2018
Stock options to purchase common stock	7,258	7,078
Shares subject to outstanding restricted stock units	1,676	1,650
Estimated shares issuable under the employee stock purchase plan	579	448
Shares issuable upon conversion of convertible notes	8,110	8,110
	17,623	17,286

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-13.

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

The following tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		As of September 30, 2019
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$26,376	$—	$—	$26,376
U.S. Treasury securities	Level 1	87,273	56	(5)	87,324
Corporate debt	Level 2	103,461	82	(7)	103,536
U.S. Government agency securities	Level 2	8,499	2	—	8,501
Commercial paper	Level 2	96,997	—	—	96,997
Total investments		$322,606	$140	$(12)	$322,734

		As of December 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial assets:
Money market funds	Level 1	$21,201	$—	$—	$21,201
U.S. Treasury securities	Level 1	84,098	5	(56)	84,047
Corporate debt	Level 2	98,367	2	(88)	98,281
U.S. Government agency securities	Level 2	1,984	—	(1)	1,983
Commercial paper	Level 2	102,781	—	—	102,781
Total investments		$308,431	$7	$(145)	$308,293

As of September 30, 2019, we did not hold any investments that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position, and we believe it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of September 30, 2019 were temporary in nature.

The estimated fair value of our term loan was $74.6 million as of September 30, 2019 and was based on estimated interest rates currently available to us for debt with similar terms, a Level 3 input. The estimated fair value of our convertible notes was $240.0 million as of September 30, 2019 and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes as of September 30, 2019.

4. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$13,011	$4,140
Work-in process	4,983	1,019
Finished goods	5,514	3,211
Total inventory	$23,508	$8,370

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	$8,774	$12,510
Accrued outside research and development services	3,659	3,431
Accrued interest	3,258	1,102
Accrued professional and consulting services	3,211	3,476
Other	4,124	2,089
Total accrued liabilities	$23,026	$22,608

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

Pursuant to the terms of the Lease, we have provided the lessor with a $350,000 letter of credit, which is collateralized by a money market account. The letter of credit may be used by or drawn upon by the lessor in the event of our default of certain terms of the Lease. The collateralized money market account is restricted cash and recorded in our condensed consolidated balance sheets.

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

Rent expense for the Lease and Sublease was $1.6 million for each of the three months ended September 30, 2019 and 2018, and $4.8 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively, which includes additional rent charges for common area maintenance and real estate taxes of $0.4 million for each of the three months ended September 30, 2019 and 2018, and $1.3 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. We recognize rent expense on a straight‑line basis over the lease period.

As of September 30, 2019, the lease liability under the Lease and Sublease was as follows (in thousands):

Year Ending December 31,
2019 (remainder)	$803
2020	4,918
2021	5,056
2022	1,879
2023	1,936
Thereafter	666
Total undiscounted lease payments	15,258
Less: Present value adjustment	(2,295)
Total lease liability	$12,963

6. Debt

Credit Facility

In December 2018, we entered into a Credit Agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, $35.0 million of which was funded upon the closing. Under the original terms of the Credit Agreement, the second tranche of $40.0 million could be borrowed in a single draw at our option on or before July 1, 2019, and the third tranche of $50.0 million could be borrowed in a single draw on or before March 2, 2020, subject to a performance-based milestone. On August 5, 2019, we amended the Credit Agreement to extend the deadline for the drawing of the third tranche of $50.0 million from March 2, 2020 to June 3, 2020 and reduced the prepayment penalty. In connection with this amendment, we paid Athyrium a fee of $350,000 and borrowed the $40.0 million available under the second tranche. The amendment was accounted for as a modification and we recorded the fees paid to Athyrium as additional debt discount. The costs incurred with third parties directly related to the modification were expensed as incurred.

Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. After the occurrence and during the continuation of a default, amounts outstanding will bear interest at a rate of 13.75% per annum, payable in cash quarterly in arrears and on demand. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets.

We may make voluntary prepayments in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contains certain provisions, such as default and change in control provisions, which, if triggered, would require us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the term loan and accounted for separately from the host contract. As of September 30, 2019, the fair value of this embedded derivative was immaterial.

The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default. As of September 30, 2019 and December 31, 2018, we were in compliance with all of the covenants under the Credit Agreement.

In connection with the issuance of the term loan, we incurred certain costs and fees totaling $3.5 million, which were recorded as a direct deduction discount from the term loan on the consolidated balance sheets and are being amortized ratably to interest expense over the term of the loan using the effective interest method. As of September 30, 2019, there were unamortized issuance costs and debt discounts of $3.2 million related to the term loan. We recorded $1.8 million and $3.9 million in interest expense related to the term loan for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, minimum aggregate future payments under the term loan are as follows (in thousands):

2019 (remainder)	$2,060
2020	8,197
2021	8,175
2022	8,175
2023	82,547
Total minimum payments	109,154
Amount representing interest	(34,154)
Principal amount of term loan	$75,000

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

As of September 30, 2019, there were unamortized issuance costs and debt discounts of $4.9 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.

7. Collaboration and License Agreements

In-License Agreements

Roche Agreement

In August 2017, we entered into a licensing agreement (“Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, “Roche”), pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab, a novel, investigational, monoclonal antibody targeting interleukin 13, for atopic dermatitis and all other therapeutic indications. The Roche Agreement became effective in September 2017 and was amended in February 2019.

Under the terms of the Roche Agreement, we made an initial payment of $80.0 million to Roche in October 2017 and additional payments totaling $55.0 million in 2018 in connection with the enrollment of our Phrase 2b clinical study of lebrikizumab.

We amended the Roche Agreement in February 2019. Under the terms of the Roche Agreement, as amended, Roche is obligated to supply us with up to approximately $16.0 million in existing lebrikizumab drug substance, free of charge, most of which was received as of September 30, 2019, and we are obligated to make payments to Roche upon the achievement of certain milestones, comprising $20.0 million upon the initiation of the first Phase 3 clinical study, which was achieved in October 2019, and we will be obligated to make payments up to $180.0 million based upon the achievement of regulatory and first commercial sale milestones in certain territories and up to $1.0 billion based upon the achievement of certain thresholds for net sales of lebrikizumab for all indications.

Under the terms of the Roche Agreement, as amended, we will also make royalty payments to Roche representing percentages of net sales. Royalty payments will be made from the first commercial sale date in a given country and end on the later of the date that is (i) 10 years after the date of the first commercial sale of lebrikizumab in such country, (ii) the expiration of the last to expire valid claim of the applicable licensed compound patent rights, our patent rights or joint patent rights in such country covering the use, manufacturing, import, offering for sale, or sale of lebrikizumab in such country, (iii) the expiration of the last to expire valid claim of the applicable licensed non-compound patent rights in such country covering the use, import, offering for sale, or sale of lebrikizumab in such country, or (iv) the expiration of the last to expire regulatory exclusivity conferred by the applicable regulatory authority in such country for lebrikizumab.

Rose U Agreement

In April 2013, we entered into an exclusive license agreement with Rose U LLC (“Rose U”) pursuant to which we obtained an exclusive, worldwide license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know‑how and data related to our hyperhidrosis program. The license agreement includes a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel Laboratories, Inc., a GSK company (“Stiefel”). In connection with the license agreement, we also entered into a letter agreement with Stiefel pursuant to which we assumed Rose U’s obligation to pay Stiefel $2.5 million in connection with the commercialization of products developed using the licensed data and to indemnify Stiefel for claims arising from the use, development or commercialization of products developed using the Stiefel data.

As of September 30, 2019, we have paid or accrued license and other fees of $4.3 million to Rose U and Stiefel, including a $2.5 million payment in connection with the first commercial sale of QBREXZA in 2018, and are required to pay Rose U additional amounts totaling up to $0.6 million upon the achievement of certain milestones. In addition, we are also obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments. Under the license agreement, we are entitled to credit the $2.5 million payment we paid in connection with the first commercial sale of QBREXZA against royalty payments owed to Rose U in accordance with the terms of the license agreement. As of September 30, 2019, the remaining creditable amount of this payment was $2.0 million.

Out-License and Other Agreements

Almirall Agreement

We entered into an option and license agreement with Almirall in February 2019 (“Almirall Agreement”), under which Almirall acquired an option to exclusively license rights to develop lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to atopic dermatitis, and commercialize lebrikizumab for the treatment or prevention of all indications in Europe (“Lebrikizumab EU License”). In exchange, we received a non-refundable upfront option fee of $30.0 million in March 2019. In June 2019, Almirall exercised its option pursuant to the Almirall Agreement. In connection with this exercise, Almirall paid us an option exercise fee of $50.0 million, which we received in July 2019. Under the terms of the Almirall Agreement, we are entitled to receive additional payments upon the achievement of certain development, regulatory and sales milestones, including $30.0 million in connection with the initiation by us of certain Phase 3 clinical studies, as well as royalty payments representing percentages of net sales of lebrikizumab in Europe. In October 2019, we initiated the first lebrikizumab Phase 3 clinical study, which triggered a $7.5 million milestone payment by Almirall to us. The $7.5 million milestone payment is part of the $30.0 million in aggregate that Almirall is obligated to pay us in connection with the initiation of certain Phase 3 clinical studies.

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

We allocated the transaction price based on the estimated stand-alone selling prices of each of the two performance obligations. We determined the stand-alone selling price for the Lebrikizumab EU License based on a discounted cash flow approach and considered several factors including, but not limited to: estimated market demand, manufacturing and supply costs, development and commercialization costs, discount rate, development and approval timelines and probabilities of technical and regulatory success. The portion of the transaction price allocated to our Lebrikizumab EU License performance obligation was recorded immediately upon Almirall’s exercise of its option in the second quarter of 2019, as the Lebrikizumab EU License represents functional intellectual property that was transferred as of the date of Almirall’s option exercise in June 2019. We determined the stand-alone selling price for our lebrikizumab Phase 3 development program based on the nature of the services to be performed, estimates of the associated costs and third-party rates for similar services. The portion of the transaction price allocated to our lebrikizumab Phase 3 development program performance obligation is being recognized as revenue using the input method as the lebrikizumab Phase 3 development program is being completed, subject to changes in estimated total lebrikizumab development program costs and actual costs incurred during each period. During the three months ended September 30, 2019, we began performing research and development services and started recognizing revenue related to the lebrikizumab Phase 3 development program performance obligation.

For the three and nine months ended September 30, 2019, we recognized $1.3 million and $59.9 million, respectively, as collaboration and license revenue related to the Almirall Agreement in our condensed consolidated statements of operations. As of September 30, 2019, $20.1 million was recorded as deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration and license revenue over the remaining Phase 3 development period.

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

Pursuant to the UCB Agreement, there were no termination or penalty payments required by either party. In consideration for the repurchase of all product rights, licenses and intellectual property relating to Cimzia, UCB paid us $11.0 million in November 2017 and an additional $39.0 million in June 2018 upon FDA approval of Cimzia for the treatment of psoriasis. We were obligated to reimburse UCB for up to $10.0 million of development costs incurred by UCB in connection with the development of Cimzia between January 1, 2018 and June 30, 2018. We recognized $39.4 million in collaboration and license revenue for the nine months ended September 30, 2018 pursuant to the Transition Agreement with UCB. No collaboration and license revenue was recognized for the three months ended September 30, 2018 pursuant to the Transition Agreement. As of December 31, 2018, we had fully reimbursed UCB the $10.0 million for development costs incurred by UCB.

8. Stock-Based Compensation

The following table reflects a summary of stock option activity under our 2010 Equity Incentive Plan (“2010 Plan”), 2014 Equity Incentive Plan (“2014 EIP”) and 2018 Equity Inducement Plan (“2018 Inducement Plan”) and related information for the period from December 31, 2018 through September 30, 2019 (share amounts in thousands):

	Shares Subject to Outstanding Stock Options	Weighted- Average Exercise Price Per Share
Stock options outstanding at December 31, 2018	6,950	$19.06
Stock options granted	1,300	$7.80
Stock options exercised	(126)	$3.59
Stock options forfeited	(866)	$22.36
Stock options outstanding at September 30, 2019	7,258	$16.92

The following table reflects a summary of restricted stock unit (“RSU”) activity under our 2014 EIP and 2018 Inducement Plan and related information for the period from December 31, 2018 through September 30, 2019 (share amounts in thousands):

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2018	1,572	$13.50
RSUs granted	1,255	$7.24
RSUs vested and settled	(690)	$13.14
RSUs forfeited	(461)	$9.55
RSUs outstanding at September 30, 2019	1,676	$10.05

Total stock-based compensation expense related to the 2010 Plan, the 2014 EIP, the 2018 Inducement Plan and the 2014 Employee Stock Purchase Plan was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$10	$—	$41	$—
Research and development	1,972	2,511	6,803	7,772
Selling, general and administrative	4,670	5,371	15,299	14,930
Total stock-based compensation expense	$6,652	$7,882	$22,143	$22,702

Stock-based compensation expense capitalized into inventory was $42,000 and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense capitalized into inventory is recognized as cost of sales when the related product is sold.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included as part of our Annual Report on Form 10-K for the year ended December 31, 2018, and our unaudited Condensed Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2019 and other disclosures (including the disclosures under “Part II — Other Information, Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and similar expressions or variations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II — Other Information, Item 1A. Risk Factors below, that could cause actual results to differ materially from historical results or anticipated results. Except as may be required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a biopharmaceutical company dedicated to bringing biotech ingenuity to medical dermatology by delivering differentiated, new therapies to the millions of patients living with chronic skin conditions. We are committed to understanding the needs of both patients and physicians and using our insight to identify, develop and commercialize leading-edge medical dermatology products. Our approved treatment, QBREXZA® (glycopyrronium) cloth (“QBREXZA”), is indicated for adult and pediatric patients (ages nine and older) with primary axillary hyperhidrosis (excessive underarm sweating). We are evaluating lebrikizumab in a Phase 3 clinical development program for the treatment of moderate-to-severe atopic dermatitis (a severe form of eczema) and have early-stage research and development programs in other areas of dermatology. We are headquartered in Menlo Park, California.

Our portfolio consists of:

•

QBREXZA, a topical, once-daily anticholinergic cloth that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2018 for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Primary axillary hyperhidrosis is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. QBREXZA is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. We began shipping QBREXZA to wholesalers (“Customers”) and a preferred dispensing partner in September 2018, and QBREXZA became commercially available in pharmacies within the United States on October 1, 2018.

•

Lebrikizumab, a novel, investigational, monoclonal antibody targeting interleukin 13 (“IL‑13”) that we are developing for the treatment of moderate-to-severe atopic dermatitis. IL‑13 is a naturally occurring cytokine that is thought to play an important role in promoting allergic inflammation and mediating its effects on bodily tissues, including in patients with atopic dermatitis. Lebrikizumab is designed to bind to IL‑13 with high affinity, specifically preventing formation of the IL‑13 receptor/interleukin 4 (“IL-4”) receptor heterodimer complex and subsequent signaling, thereby inhibiting the biological effects of IL-13 in a targeted and efficient fashion. In August 2017, we entered into a license agreement (the “Roche Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, “Roche”) pursuant to which we obtained exclusive, worldwide rights to develop and commercialize lebrikizumab for atopic dermatitis and all other therapeutic indications. Based on the results of two exploratory Phase 2 clinical trials conducted by Roche in atopic dermatitis patients, we conducted a Phase 2b clinical trial to evaluate the safety and efficacy of lebrikizumab as a monotherapy compared with placebo and to establish the dosing regimen for a potential Phase 3 program in patients with moderate-to-severe atopic dermatitis. We announced positive topline results from the clinical trial in March 2019. Across all doses evaluated in the Phase 2b trial, lebrikizumab demonstrated dose-dependent and statistically significant improvements in the primary endpoint, the mean percent change in the Eczema Area and Severity Index (“EASI”) score compared to placebo from baseline to week 16. Consistent with prior studies evaluating this investigational therapy, lebrikizumab was generally well-tolerated with side effects that were primarily mild to moderate in severity. Based on these results and having completed an end-of-Phase 2 meeting with the FDA, we initiated the lebrikizumab Phase 3 clinical development program in October 2019. We expect topline results from the 16-week induction periods of the two identical monotherapy clinical trials within this program in the first half of 2021.

•	Early-stage research and development programs in other areas of dermatology.

Key Developments

Below is a summary of selected key developments affecting our business that have occurred since June 30, 2019:

Lebrikizumab

•

Announced the dosing of the first patient in a Phase 3 study evaluating the safety and efficacy of lebrikizumab in adult and adolescent patients ages 12 and older with moderate-to-severe atopic dermatitis in October 2019. The initiation of the first Phase 3 study triggered a $7.5 million milestone payment from Almirall, S.A. (“Almirall”) to us, representing a portion of the milestone payments of $30.0 million in aggregate that Almirall is obligated to pay us in connection with the initiation of certain Phase 3 clinical studies, and a $20.0 million milestone payment from us to Roche.

Non-Program Developments

•

Amended the $125.0 million credit facility bearing interest at 10.75% per annum with Athyrium Opportunities III Acquisition LP (“Athyrium”) and drew down the second tranche of $40.0 million, with net proceeds to us of approximately $38.9 million, in August 2019.

Financial Overview

For the three months ended September 30, 2019, net loss decreased 13% to $57.6 million from $66.5 million compared to the same period in 2018. Product sales, comprised exclusively of net product sales of QBREXZA, were $10.2 million for the three months ended September 30, 2019, an increase of $9.5 million compared to the same period in 2018. Collaboration and license revenue was $1.3 million for the three months ended September 30, 2019, compared to none in the same period in 2018. For the three months ended September 30, 2019 compared to the same period in 2018, research and development expenses increased 13% to $18.4 million, driven primarily by an increase in early-stage program activities, and selling, general and administrative expenses decreased 6% to $46.4 million, driven primarily by a decrease in advertising, promotion and commercialization expense for QBREXZA.

For the nine months ended September 30, 2019, net loss decreased 6% to $140.4 million from $149.7 million compared to the same period in 2018. Product sales, comprised exclusively of net product sales of QBREXZA, were $20.7 million for the nine months ended September 30, 2019, an increase of $20.0 million compared to the same period in 2018. Collaboration and license revenue was $59.9 million for the nine months ended September 30, 2019, an increase of $20.5 million compared to the same period in 2018. For the nine months ended September 30, 2019, compared to the same period in 2018, research and development expenses decreased 15% to $52.3 million, driven primarily by a reduction in activities related to our olumacostat glasaretil development program, and selling, general and administrative expenses increased 31% to $158.4 million, driven primarily by an increase in advertising, promotion and commercialization expense for QBREXZA and an increase in expenses related to headcount growth in 2018 in connection with the commercial launch of QBREXZA. We also recorded an impairment charge of $1.1 million against intangible assets for the nine months ended September 30, 2018 related to our olumacostat glasaretil development program.

As of September 30, 2019, we had cash and investments of $360.2 million.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials and manufacturing activities and, more recently, to executing the commercial launch of QBREXZA. We have financed our operations primarily through the sale of equity securities and convertible debt securities.

We have never been profitable and may never be profitable. As of September 30, 2019, we had an accumulated deficit of $885.5 million. We expect to incur significant costs to continue to commercialize QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and for any future product candidates we may choose to pursue. As a result, we will need substantial additional funding to support our operating activities. The timing and the amount of future funding we will require and the success of our business will be based in large part on the successful commercialization of QBREXZA and the timing, scope and outcome of our lebrikizumab Phase 3 development program. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings, product sales of QBREXZA, or other sources, such as potential collaboration or license agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Trade and Other Receivables

Our trade receivables consist of amounts due from the sale of QBREXZA. The trade receivables are recorded net of allowances for distribution fees and trade discounts, government rebates and chargebacks. Estimates for wholesaler chargebacks and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. For the periods presented, we did not have any write-offs of trade receivables. We perform ongoing credit evaluations of our Customers and generally do not require collateral.

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

We review all inventory balances on a quarterly basis for impairment and recognize any reduction in value as a current period expense with a reserve provision on the condensed consolidated balance sheets. We write down inventory that is considered in excess of expected requirements or at risk of expiration. This assessment requires management to utilize judgment in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. If the conditions that caused the impairment were to be resolved in a subsequent period, the reserve provision would not be reversed until the related inventory was sold or otherwise disposed. As of September 30, 2019, the carrying value of our inventory was $23.5 million, including finished goods inventory of $5.5 million which has fixed expiration dates. In addition, we have manufacturing purchase commitments during the next 12 months of $6.1 million related to QBREXZA. During the three and nine months ended September 30, 2019, we recognized a charge of $0.7 million arising from excess inventory and excess purchase commitments.

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

Product sales are recognized at the transaction price, net of estimates of variable consideration, including commercial rebates, discounts related to a savings card program, distribution fees, trade discounts, government rebates and chargebacks and product returns. Variable consideration amounts are estimated at contract inception using the expected-value method and updated at the end of each reporting period as additional information becomes available. The amounts of variable consideration are included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates and assumptions are updated quarterly, and if actual future results vary materially from estimates, we will record an adjustment, which could impact product sales and earnings in the period of adjustment.

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

Distribution fees and trade discounts.  We pay our Customers fees for distribution services for QBREXZA. We have determined that such distribution services are not distinct from our sales of QBREXZA and the related fees are recorded as a reduction to the transaction price in the period the related product sales are recognized. Distribution fees are recorded based on contractual terms. We also incentivize prompt payment from our Customers by providing a discount for payments made within a certain number of days.

Government rebates and chargebacks.  We are subject to discount obligations under state Medicaid programs and other government programs. Reserves for these rebates and chargebacks are recorded as a reduction to the transaction price in the period the related product sales are recognized. Chargeback amounts represent credit we expect to issue to our Customers and are recorded as a reduction to trade and other receivables, net. Reductions to product sales for government managed programs are estimated based on statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers and expected utilization.

Product returns.  Our product return policy provides our Customers the right to return QBREXZA, generally based on the product expiration date. The reserve for product returns is recorded as a reduction to the transaction price in the period the related product sales are recognized. We estimate product returns using third-party input, contractual terms and market data for products with characteristics similar to QBREXZA.

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

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenue:
Product sales	$10,228	$717	$9,511	*	$20,740	$717	$20,023	*
Collaboration and license revenue	1,305	—	1,305	*	59,890	39,379	20,511	52%
Total revenue	11,533	717	10,816	*	80,630	40,096	40,534	101
Costs and operating expenses:
Cost of sales	1,932	237	1,695	715%	4,193	237	3,956	*
Research and development	18,416	16,292	2,124	13	52,270	61,428	(9,158)	(15)
Selling, general and administrative	46,356	49,510	(3,154)	(6)	158,362	120,790	37,572	31
Impairment of intangible assets	—	—	—	*	—	1,126	(1,126)	*
Total costs and operating expenses	66,704	66,039	665	1	214,825	183,581	31,244	17
Loss from operations	(55,171)	(65,322)	10,151	(16)	(134,195)	(143,485)	9,290	(6)
Interest and other income, net	1,948	2,198	(250)	(11)	5,469	5,969	(500)	(8)
Interest expense	(4,398)	(3,420)	(978)	29	(11,689)	(12,408)	719	(6)
Loss before taxes	(57,621)	(66,544)	8,923	(13)	(140,415)	(149,924)	9,509	(6)
Benefit for income taxes	—	—	—	*	—	194	(194)	*
Net loss	$(57,621)	$(66,544)	$8,923	(13)%	$(140,415)	$(149,730)	$9,315	(6)%

*	Percentage not meaningful

Revenue.  Our revenue during the periods presented has been comprised of QBREXZA product sales and collaboration and license revenue.

For QBREXZA, which became available in pharmacies within the United States on October 1, 2018, we recognized net product sales of $10.2 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively, and $20.7 million and $0.7 million during the nine months ended September 30, 2019 and 2018, respectively. The gross-to-net discount applicable to QBREXZA sales was 34% and 71% for the three months ended September 30, 2019 and 2018, respectively, and 47% and 71% for the nine months ended September 30, 2019 and 2018, respectively. The improvement in gross-to-net discount for both periods in 2019 was driven primarily by the discontinuation of our QBREXZA $70 savings card program and the introduction of a $200 maximum savings per fill for our QBREXZA $35 savings card program on April 1, 2019.

We recognized $1.3 million and $59.9 million in collaboration and license revenue for the three and nine months ended September 30, 2019, respectively, pursuant to an option and license agreement entered into with Almirall in February 2019 under which Almirall acquired an exclusive license to develop lebrikizumab for the treatment or prevention of dermatology indications, including but not limited to atopic dermatitis, and to commercialize lebrikizumab for the treatment or prevention of all indications in Europe (“Almirall Agreement”). We recognized zero and $39.4 million in collaboration and license revenue for the three and nine months ended September 30, 2018, respectively, pursuant to the transition agreement we entered into with UCB Pharma S.A. (“UCB”) to effect the termination of the development and commercialisation agreement between us and UCB.

Cost of sales.  Cost of sales includes manufacturing and distribution costs, the cost of drug substance and other raw materials, royalties due to third parties on product sales, product liability insurance, freight, shipping, handling and storage costs, salaries and related costs of employees involved with production and, if applicable in certain periods, supply agreement minimums and damaged inventory. Manufacturing costs related to QBREXZA are capitalized as inventory and subsequently expensed as cost of sales. We recognize cost of sales when product is sold to Customers from our distribution center. Cost of sales was $1.9 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of sales for the three and nine months ended September 30, 2019 include a charge of $0.7 million arising from excess inventory and excess purchase commitments. In periods prior to receiving FDA approval for QBREXZA, we expensed all inventory and related costs associated with the manufacture of QBREXZA to research and development expense. Cost of sales would have been $0.6 million and $0.1 million higher for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $0.1 million higher for the nine months ended September 30, 2019 and 2018, respectively, if we had not sold inventory that was expensed prior to regulatory approval.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	$ Change	2019	2018	$ Change
	(in thousands)
External costs:
Lebrikizumab[1]	$6,371	$6,348	$23	$15,072	$12,951	$2,121
QBREXZA[2]	845	1,174	(329)	4,877	3,718	1,159
Olumacostat glasaretil[3]	(31)	(324)	293	(165)	10,186	(10,351)
Other external research and development expenses[4]	3,773	1,407	2,366	8,310	4,459	3,851
Internal costs	7,458	7,687	(229)	24,176	30,114	(5,938)
Total research and development expenses	$18,416	$16,292	$2,124	$52,270	$61,428	$(9,158)
[1]

In March 2019, we announced positive topline results from the Phase 2b study, and in October 2019, we initiated a Phase 3 study evaluating the safety and efficacy of lebrikizumab in adult and adolescent patients ages 12 and older with moderate-to-severe atopic dermatitis.

[2]

In June 2018, we received FDA approval of QBREXZA for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. QBREXZA became commercially available in pharmacies within the United States in October 2018. In February 2019, we initiated a proof-of-concept study to evaluate the efficacy and safety of QBREXZA in people living with primary palmar hyperhidrosis, or excessive sweating of the hands. Although we observed improvements in palmar sweating from baseline, a significant treatment effect was not observed in this setting. We intend to continue efforts in this area by supporting investigator-initiated studies to further evaluate QBREXZA’s potential in palmar hyperhidrosis.

[3]

In March 2018, we announced that olumacostat glasaretil did not meet the co-primary endpoints in its two Phase 3 pivotal trials in patients ages nine years and older with moderate-to-severe acne vulgaris. Based on these results, we discontinued the program and, since then, have made adjustments to previously recognized expenses.

[4]	Other external research and development expenses include expenses incurred related to our early-stage programs and cross-product activities.

Research and development expenses increased $2.1 million, or 13%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to a $2.4 million increase in other research and development costs primarily related to early-stage program activities.

Research and development expenses decreased $9.2 million, or 15%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease was primarily due to a $10.4 million reduction in activities related to our olumacostat glasaretil development program and a $5.9 million decrease in internal costs, which were partially offset by a $3.9 million increase in other research and development costs primarily related to early-stage program activities and a $2.1 million increase in clinical trial activities related to our lebrikizumab program.

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

Selling, general and administrative expenses decreased $3.2 million, or 6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to a $2.7 million decrease in advertising, promotion and commercialization expense for QBREXZA.

Selling, general and administrative expenses increased $37.6 million, or 31%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to a $17.9 million increase in compensation cost and associated expenses related to headcount growth in 2018 in connection with the commercial launch of QBREXZA, and a $17.9 million increase in advertising, promotion and commercialization expense for QBREXZA.

We expect our selling, general and administrative expenses to increase for full-year 2019 compared to 2018 due primarily to the annualization of costs incurred in 2018 as we expanded our operating activities, increased our headcount and built out our infrastructure to support commercialization of QBREXZA, as well as an increase in promotional activities conducted earlier in the year. With the fundamentals of our QBREXZA launch in place, we intend to leverage the knowledge we have gained in the market to allocate our sales and marketing investments to activities we believe will enable us to continue to drive growth while significantly reducing our overall spending, particularly with respect to our direct-to-consumer activities. As a result, we expect our selling, general and administrative expenses to decrease in full-year 2020 compared to full-year 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of equity securities and convertible debt securities.

On November 7, 2018, we filed a shelf registration on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) for the issuance and sale of up to an aggregate offering of $300.0 million of shares of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. The shelf registration statement was declared effective on November 21, 2018. In March 2019, we sold 11,283,019 shares of our common stock in a public offering pursuant to the shelf registration statement (“2019 Public Offering”) and received gross proceeds of $149.5 million and net proceeds of $140.2 million, after deducting underwriting discounts and commissions of $9.0 million and offering expenses of approximately $0.3 million. The shelf registration statement also provides that we may issue and sell up to an aggregate offering of $75.0 million of our common stock through an at-the-market sales agreement with Cowen and Company, LLC. As of September 30, 2019, no sales had been made under this at-the-market sales agreement and $75.0 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

In December 2018, we entered into a credit agreement (“Credit Agreement”) with Athyrium, which provided for a senior secured term loan facility of up to $125 million in aggregate principal amount, $35.0 million of which was borrowed on the closing date, generating net proceeds to us of approximately $32.5 million, $40.0 million of which could be borrowed in a single draw at our option on or before July 1, 2019 (the “First Delayed Draw Loan”), and $50.0 million of which could be borrowed in a single draw on or before March 2, 2020 provided that our consolidated net revenues from QBREXZA sales in the United States for the four fiscal quarter period then most recently ended, as calculated in accordance with the terms of the Credit Agreement, were at least $45.0 million (the “Second Delayed Draw Loan”). On August 5, 2019, we amended the Credit Agreement to extend the deadline for the Second Delayed Draw Loan to June 3, 2020 and reduce the prepayment penalty (the “Credit Agreement Amendment”). In connection with the Credit Agreement Amendment, we borrowed the $40.0 million available under the First Delayed Draw Loan generating net proceeds to us of approximately $38.9 million. Additionally, to be eligible to draw down on the additional funds under the Credit Agreement, there cannot be an existing default or event of default under the terms of the Credit Agreement. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, that if, as of February 13, 2022, the aggregate outstanding principal amount of our 3.00% Convertible Senior Notes due 2022 (“Notes”) is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. Our obligations under the Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of our assets. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

In May 2017, we sold Notes for an aggregate principal amount of $287.5 million in a private placement to qualified institutional buyers and received net proceeds of $278.3 million, after deducting the initial purchasers’ discounts of $8.6 million and issuance costs of $0.6 million. As of September 30, 2019, we had $287.5 million in aggregate principal amount of Notes outstanding.

As of September 30, 2019, we had $360.2 million of cash and investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. Treasury securities, corporate debt, U.S. Government agency securities and commercial paper. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary use of cash is to fund our operating expenses, including costs to continue the commercialization of QBREXZA and for the clinical development and potential commercialization of our lebrikizumab product candidate and any future product candidates we may choose to pursue. As of September 30, 2019, we had an accumulated deficit of $885.5 million. We expect to incur additional losses and expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(136,874)	$(134,800)
Investing activities	(72,882)	(17,326)
Financing activities	179,536	1,180
Net decrease in cash and cash equivalents and restricted cash	$(30,220)	$(150,946)

Operating Activities.  Net cash used in operating activities was $136.9 million for the nine months ended September 30, 2019 and consisted of a net loss of $140.4 million and a $21.3 million increase in net operating assets, offset by $24.9 million in non-cash charges. The increase in net operating assets consisted primarily of a $14.9 million increase in inventory, an $11.1 million increase in prepaid expenses and other current assets which resulted from advance payments made in connection with our direct-to-consumer advertising campaign, a $5.3 million increase in trade and other receivables, net, a $4.6 million decrease in accounts payable and a $4.0 million increase in other assets, primarily due to a $5.0 million Spain tax withholding receivable related to the Almirall Agreement, partially offset by a $20.1 million increase in deferred revenue. Non-cash charges consisted primarily of $22.1 million of stock-based compensation and $2.5 million of amortization of operating lease right-of-use assets. Net cash used in operating activities was $134.8 million for the nine months ended September 30, 2018 and consisted of a net loss of $149.7 million and a $15.3 million increase in net operating assets, offset by $30.2 million in non-cash charges. The increase in net operating assets consisted primarily of a $10.0 million decrease in refund liability, a $2.6 million increase in prepaid expenses and other current assets, a $2.1 million increase in trade and other receivables, net, a $2.1 million decrease in accounts payable, a $2.0 million increase in other assets and a $2.0 million increase in inventory. These changes were partially offset by a $5.9 million increase in accrued liabilities. Non-cash charges included $22.7 million of stock-based compensation, $4.6 million of amortization of discount for payments related to acquired in-process research and development, $1.4 million of amortization of convertible note discount and issuance costs and $1.1 million of impairment of intangible assets related to olumacostat glasaretil.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2019 was $72.9 million, which resulted primarily from purchases of investments of $346.0 million, partially offset by proceeds from maturities of investments of $273.2 million. Net cash used in investing activities for the nine months ended September 30, 2018 was $17.3 million, which resulted primarily from purchases of investments of $258.1 million and from a payment made pursuant to an in-license agreement with Roche of $25.0 million, partially offset by proceeds from maturities of investments of $267.4 million.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2019 was $179.5 million, which resulted primarily from net proceeds of $140.2 million from our 2019 Public Offering and net proceeds of $38.9 million from the drawdown of the First Delayed Draw Loan available to us pursuant to the Credit Agreement Amendment. Net cash provided by financing activities for the nine months ended September 30, 2018 was $1.2 million, which resulted from net proceeds from the issuance of common stock in connection with equity awards.

Operating and Capital Expenditure Requirements

We have incurred losses since inception and anticipate that we will continue to generate losses for the foreseeable future. We expect to continue to expend substantial cash resources for the foreseeable future to continue to fund the commercialization of QBREXZA, to fund our Phase 3 clinical program for our lebrikizumab product candidate that we initiated in October 2019 and to fund our other research and development programs for any other programs we may choose to pursue. We believe that existing cash and investments on hand as of September 30, 2019 and the $30.0 million we will receive in connection with the initiation of certain lebrikizumab Phase 3 clinical trials pursuant to the Almirall Agreement, $7.5 million of which became payable to us in the fourth quarter of 2019, are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our Phase 3 clinical program for lebrikizumab through receipt of topline results. However, we expect we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to raise debt or sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that restrict our operations. We cannot ensure that additional financing will be available to us in the amounts we need or that such financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or other aspects of our business plan or relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available, any of which could have a material adverse effect on our business, results of operations and financial condition. Please see “Part II — Other Information, Item 1A, Risk Factors” below for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Credit facility with Athyrium	$109,154	$8,197	$16,349	$84,608	$—
Operating lease obligations	15,258	4,485	7,701	3,072	—
Convertible notes	313,399	8,625	304,774	—	—
Purchase obligations	6,287	6,113	174	—	—
Total contractual obligations	$444,098	$27,420	$328,998	$87,680	$—

Other than the Credit Agreement Amendment described above, there have been no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), and do not have any holdings in variable interest entities.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate sensitivity on our outstanding Notes and our Credit Agreement with Athyrium Opportunities III Acquisition LP (“Credit Agreement”). The Notes bear interest at a fixed rate of 3.00% per year, payable in cash semi-annually in arrears and matures on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. As of September 30, 2019, the principal outstanding under the Notes was $287.5 million. All loans under the Credit Agreement generally bear interest at a fixed rate of 10.75% per year, payable quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023. As of September 30, 2019, the principal outstanding under the Credit Agreement was $75.0 million. For our Notes and Credit Agreement, the changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.

During the nine months ended September 30, 2019, there have been no significant changes in market risks related to our cash and investments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on February 26, 2019.

ITEM 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization of QBREXZA® (glycopyrronium) Cloth

QBREXZA® (glycopyrronium) cloth is our only approved product and the success of our business is dependent on its successful commercialization.

Our product, QBREXZA® (glycopyrronium) cloth (“QBREXZA”), was approved by the U.S. Food and Drug Administration (“FDA”) for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older and became available in pharmacies within the United States on October 1, 2018. The success of our business will depend on the successful commercialization of QBREXZA. The commercial success of QBREXZA will depend on a number of factors, including the following:

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

The availability of formulary coverage and adequate reimbursement from private third-party payers such as pharmacy benefit managers and commercial insurers, and to a lesser degree, governmental healthcare programs, such as Medicare and Medicaid, is critical to market acceptance and commercial success of QBREXZA, which is available only by prescription. Timely coverage and acceptable patient cost-sharing tiers for our product may be adversely affected by a number of factors, including, but not limited to, increasing and intense pressure from political, social, competitive and other sources to reduce drug unit costs or limit changes in list price; changes in federal, state or foreign government regulations or private third-party payers’ reimbursement policies; consolidation and increasing assertiveness of commercial payers seeking net price reduction via drug rebates and other forms of discounts linked to the placement of QBREXZA on their formularies; and the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived pharmacoeconomic value.

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

•	the availability of formulary coverage and adequate reimbursement from private third-party payers for QBREXZA;
•	the cost of treatment with QBREXZA in relation to alternative treatments and patients’ willingness to pay for the product;
•	changes to or discontinuation of our savings card program for QBREXZA;
•	acceptance by physicians, major operators of clinics and patients of QBREXZA as a safe and effective treatment;
•	physician willingness to process prior authorizations when required by payers;
•	physician and patient willingness to adopt and prescribe a new therapy over other available therapies to treat primary axillary hyperhidrosis;
•	patients’ perception of primary axillary hyperhidrosis as a condition for which medical treatment may be appropriate and a prescription therapy may be available;
•	overcoming any biases physicians or patients may have toward particular therapies for the treatment of primary axillary hyperhidrosis;
•	proper training and administration of QBREXZA by physicians and medical staff;
•	patients properly using QBREXZA as instructed;
•	patient satisfaction with the results and administration of QBREXZA and overall treatment experience;
•	the willingness of patients to pay for QBREXZA relative to other discretionary items, especially during economically challenging times;
•	the revenue and profitability that QBREXZA may offer a physician as compared to alternative therapies;
•	the prevalence and severity of side effects from the use or potential misuse of QBREXZA;
•	limitations or warnings contained in the FDA-approved labeling of QBREXZA;
•	the effectiveness of our sales, marketing and distribution efforts;
•	patient confusion between QBREXZA and wipe products available over-the-counter;
•	adverse publicity about QBREXZA or favorable publicity about competitive products;
•	potential product liability claims;
•	our ability to effectively manage our third-party supply and manufacturing operations; and
•	our ability to manage our operations to effectively support our commercialization activities.

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

In October 2019, we initiated a Phase 3 clinical development program for our product candidate, lebrikizumab, for the treatment of moderate-to-severe atopic dermatitis. We also have early-stage research and development programs in other areas of dermatology. The success of our business, including our ability to finance our company and generate additional revenue in the future, will depend on the successful development and regulatory approval of our lebrikizumab product candidate and any future product candidates we may develop, in-license or acquire. The clinical success of our current and any future product candidates will depend on a number of factors, including the following:

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. QBREXZA, which became available in pharmacies within the United States on October 1, 2018, is our only product approved for commercialization. We have not generated any significant revenue from product sales. We are not profitable and have incurred losses in each year since we commenced operations in August 2010. We have incurred net losses of $140.4 million and $149.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $885.5 million.

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

As of September 30, 2019, we had capital resources consisting of cash and investments of $360.2 million. We will continue to expend substantial cash resources for the foreseeable future to fund the continued commercialization of QBREXZA, to fund our Phase 3 clinical program for our lebrikizumab product candidate and to fund our other research and development programs for any other indications and product candidates we may choose to pursue. These expenditures may include costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, research and development, conducting preclinical studies, non-clinical studies and clinical trials, manufacturing and supply, regulatory submissions, preparing for potential commercial approvals and product launches, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the conduct and results of any clinical trial are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current and any future product candidates.

We believe that existing cash and investments on hand as of September 30, 2019 and the $30.0 million we will receive in connection with the initiation of certain lebrikizumab Phase 3 clinical trials pursuant to the Almirall Agreement, $7.5 million of which became payable to us in the fourth quarter of 2019, are sufficient to meet our anticipated cash requirements into the first half of 2021 and to enable us to fund our Phase 3 clinical program for lebrikizumab through receipt of topline results. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. See also “—Our future operating results are difficult to predict and may fluctuate significantly. Our gross-to-net estimates related to revenue recognition from product sales are difficult to estimate and if our estimates differ significantly from actual product sales, we will be required to record an adjustment in a subsequent period.” and “Risks Related to Our Indebtedness—If we are unable to satisfy certain conditions of our Credit Agreement, we will be unable to draw down the remainder of the facility.” We will need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

We recently experienced significant growth in the number of our employees and the scope of our operations in connection with our commercialization of QBREXZA. Our need to manage our operations, growth and various projects effectively requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	identify, recruit, maintain, motivate and integrate additional talented employees;
•	further develop our marketing, sales and distribution capabilities;
•	manage our commercialization activities for QBREXZA effectively and in a cost-effective manner;
•	establish and maintain relationships with development and commercialization partners;
•	manage our preclinical and clinical trials effectively;
•	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner; and
•	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

Many pharmaceutical companies currently offer products or are developing alternative product candidates and technologies, for indications similar to those targeted by our product or product candidate, including: AbbVie Inc., Allergan plc, Amgen Inc., AnaptysBio, Inc., Arcutis, Inc., Arena Pharmaceuticals, Inc., Asana BioSciences, LLC, Aslan Pharmaceuticals Pte Ltd., Atacama Therapeutics, Inc., Boehringer Ingelheim, Brickell Biotech, Inc., Candesant Biomedical, Inc., Cara Therapeutics, Inc., Chugai Pharmaceutical Co. (a division of Roche), Cynosure, Inc., Dermavant Sciences Ltd. (a subsidiary of Roivant Sciences), Dr. August Wolff GmbH & Co., DS Biopharma Limited, Eirion Therapeutics, Inc., Eli Lilly and Company, Evelo Biosciences, Inc., Hospira, Inc. (a subsidiary of Pfizer Inc.), Incyte Corporation, IVAX Corporation (a subsidiary of Teva Pharmaceutical Industries Ltd.), Galderma S.A., GlaxoSmithKline LLC, Glenmark Pharmaceuticals Limited, JW Pharmaceutical Corporation, Kiniksa Pharmaceuticals, Ltd., Kymab Limited, Kyowa Hakko Kirin Co., Ltd., LEO Pharma A/S, Maruho Co., Ltd., MedImmune, LLC (a wholly-owned subsidiary of AstraZeneca plc), Medytox Inc., Menlo Therapeutics Inc., Miramar Labs, Inc. (a subsidiary of Sientra, Inc.), Mylan Inc., Novartis AG, Pfizer Inc., Ltd., RAPT Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Roche, Sandoz International GmbH (a division of Novartis), Sanofi-Aventis Groupe S.A., Suzhou Connect Biopharmaceuticals, Ltd., Teva Pharmaceutical Industries Ltd., Ulthera, Inc. (a subsidiary of Merz Pharma GmbH & Co. KGaA),Valeant Pharmaceuticals International, Inc., Vanda Pharmaceuticals Inc. and XBiotech Inc.

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

During the period between January 1, 2016 and October 31, 2019, the closing sale price of our common stock on The Nasdaq Global Select Market ranged from $5.31 to $38.03 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

As of September 30, 2019, we had 54,521,180 shares of common stock outstanding, and stockholders holding 5% or more of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 42% of such shares. If stockholders holding a significant number of our shares sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline and our ability to raise future capital may be adversely affected. If a large number of shares of our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Furthermore, in May 2017 we completed an offering of the Notes with an aggregate principal amount of $287.5 million in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Furthermore, we completed a sale of the Notes in May 2017 in a private placement in reliance on Section 4(a)(2) of the Securities Act. The Notes mature on May 15, 2022, unless earlier converted or repurchased in accordance with their terms. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders.

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

As of September 30, 2019, our directors and executive officers beneficially owned (determined in accordance with the rules of the SEC), in the aggregate, approximately 13% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

In December 2018, we entered into a credit agreement (“Credit Agreement”) with Athyrium Opportunities III Acquisition LP. The arrangement provides for a senior secured term loan facility of up to $125.0 million in aggregate principal amount available in three tranches, of which the first tranche of $35.0 million was funded at the closing date. In August 2019, we amended the Credit Agreement and drew down the second tranche of $40.0 million. Amounts outstanding under the Credit Agreement bear interest at a rate of 10.75% per year, payable quarterly in arrears, and provide for interest-only payments followed by payment of principal at maturity in December 2023; provided, however, if, as of February 13, 2022, the aggregate outstanding principal amount of the Notes is greater than $60.0 million, we must immediately repay all amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and the applicable prepayment premium, if any. The Credit Agreement also contains a number of other affirmative and restrictive covenants. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Additionally, the Credit Agreement provides that we may be required to repay all outstanding loans, accrued interest and other amounts if an event of default occurs. See Note 6 included in the notes to our consolidated financial statements for further details regarding the terms of the Credit Agreement.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders. Holders of the Notes may convert all or a portion of their Notes at their option at any time prior to the close of business on the business day immediately prior to May 15, 2022, in multiples of $1,000 principal amount. The Notes are convertible into shares of our common stock at an initial conversion rate of 28.2079 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $35.45 per share of common stock. As of September 30, 2019, the Notes were convertible into 8,109,771 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events. The conversion of some or all of the Notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress our stock price.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1	First Amendment to Credit Agreement dated as of August 5, 2019, by and between the Registrant and Athyrium Opportunities III Acquisition LP.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on November 5, 2019.

DERMIRA, INC.

By:	/s/ THOMAS G. WIGGANS
Thomas G. Wiggans
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ ANDREW L. GUGGENHIME
Andrew L. Guggenhime
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)